Form 10-K
period 2018-12-31
IMAC Holdings, Inc.
filed 2019-04-16
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-35947

IMAC Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1605 Westgate Circle, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Capital Market
Warrants to Purchase Common Stock	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 11, 2019 was 7,314,491.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMAC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2018

PART I

Cautionary Statement Regarding Forward-Looking Statements

Portions of this Annual Report on Form 10-K (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as other portions of this Annual Report on Form 10-K. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Unless the context requires otherwise, references herein to “we,” “us,” “our,” “our company,” “our business” or “IMAC Holdings” are to IMAC Holdings, Inc., a Delaware corporation, and prior to the Corporate Conversion discussed herein, IMAC Holdings, LLC, a Kentucky limited liability company, and in each case, their consolidated subsidiaries.

ITEM 1.	BUSINESS

Overview

We are a growing chain of Innovative Medical Advancements and Care (IMAC) Regeneration Centers, combining life science advancements with traditional medical care for movement-restricting diseases and conditions. Our mix of medical and physical procedures is designed to improve patient experiences and outcomes, and reduce healthcare costs as compared to other available treatment options. We own six and manage five outpatient clinics that provide regenerative, orthopedic and minimally invasive procedures and therapies. Our treatments are performed by licensed medical practitioners through our regenerative rehabilitation protocols designed to improve the physical health, to advance the quality of life and to lessen the pain of our patients. We do not prescribe opioids, but instead offer an alternative to conventional surgery or joint replacement surgery by delivering minimally invasive medical treatments to help patients with sports injuries, back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our employees focus on providing exceptional customer service to give our patients a memorable and caring experience. We believe that we have priced our treatments to be affordable by 95% of the population and are well positioned in the expanding regenerative medical sector.

Our licensed healthcare professionals provide each patient a custom treatment plan that integrates innovative regenerative medicine protocols (representing 31% of our revenue) with traditional, minimally invasive (minimizing incisions and skin punctures) medical procedures (representing 33% of our revenue) in combination with physical therapies (representing 31% of our revenue from physical therapy, and remaining 5% of our revenue from chiropractic). We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. We have successfully treated patients that were previously addicted to opioids because of joint or soft tissue related pain. Further, our procedures comply with all professional athletic league drug restriction policies, including the NFL, NBA, NHL and MLB.

Dr. Matthew Wallis, DC, our Chief Operating Officer, opened the first IMAC Regeneration Center in Paducah, Kentucky over 18 years ago in August 2000, which remains the flagship location of our current business. Dr. Jason Brame, DC joined Dr. Wallis in 2008. In 2015, Drs. Wallis and Brame hired Jeffrey S. Ervin as our Chief Executive Officer to collectively create and implement their growth strategy. The result was the formal creation of IMAC Holdings, LLC to expand IMAC clinics outside of western Kentucky, with such facilities to remain owned or operated under the group using the IMAC Regeneration Center name and services. In June 2018, we completed a corporate conversion in which IMAC Holdings, LLC was converted to IMAC Holdings, Inc. to consolidate ownership of existing clinics and implement our growth strategy.

Since May 2016, IMAC has opened six outpatient medical clinics and acquired four physical therapy practices for a total of 11 clinics in Kentucky, Missouri and Tennessee. We intend to further expand the reach of our facilities to other strategic locations throughout the United States. In order to enhance our brand, we have partnered with several active and former professional athletes, opening two Ozzie Smith IMAC Regeneration Centers, two David Price IMAC Regeneration Centers, and one Tony Delk IMAC Regeneration Center. We have also signed former NBA player George Gervin to be a brand ambassador for future clinics in Texas. Our brand ambassadors help deliver awareness to our non-opioid services, emphasizing our ability to treat sports and orthopedic injuries as an alternative to traditional surgeries for joint repair or replacement.

We are focused on providing natural, non-opioid solutions to pain as consumers increasingly demand conservative treatments for an aging population. The demand for our services continues to grow fueled by consumer preferences for organic healthcare solutions over traditionally invasive orthopedic practices. We believe that our regenerative rehabilitation treatments are provided to patients at a much lower price than our primary competitors, including orthopedic surgeons, pain management clinics and hospital systems targeting invasive joint reconstruction. Surgical joint replacements cost several times more than our therapies initially treating the same condition. The U.S. government has recently adopted strict surgery pre-approval initiatives to reduce the cost for CMS and limit the proliferation of opioids since they accompany substantially all joint replacement surgeries.

We believe patient satisfaction will be driven by our following five fundamental beliefs:

●	We believe that the body has the ability to heal itself, and better results occur with our solutions to unlock the body’s natural healing process;

●	We believe in the power of doctors, from many different specializations, working together for the best patient care possible;

●	We believe that employees should know patients by their face, not by a chart number;

●	We believe consumers have a choice regardless of physician referral or insurance coverage; and

●	We believe a medical setting should be comforting.

We are led by senior executive officers who together have more than 70 years of combined experience in the healthcare services industry. Jeffrey S. Ervin, our Chief Executive Officer, joined us in March 2015. Mr. Ervin has a history of sourcing private equity investments and managing private equity operations in the healthcare and other growth industries. Before joining us, he was the senior financial officer at Medx Publishing, LLC, an online healthcare marketing and technology firm and parent company of Medicare.com, where he was responsible for the successful sale and disposition of Medicare.com to eHealth Insurance and sale of Medicaid.com to United Healthcare. Mr. Ervin earned an M.B.A. degree from Vanderbilt University. The founder of our company, Matthew C. Wallis, DC, a former licensed chiropractor, is our Chief Operating Officer. Dr. Wallis has implemented strategies in the company to create consistent operating efficiencies for our sales, marketing and service delivery operations. D. Anthony Bond, CPA joined us as our Chief Financial Officer in October 2017. Mr. Bond has a long history in senior financial roles with healthcare organizations managing multi-state operations. Ian A. White, Ph.D. joined us as our Chief Scientific Officer in August 2018. He is the President of BioFirma, LLC, a stem cell regenerative medicine research firm, and Chairman of the Scientific Committee for the American Association of Stem Cell Physicians. Dr. White received his Ph.D. in Physiology, Biophysics and Systems Biology from Cornell University at its Ansary Stem Cell Institute.

Our Market Opportunity

Orbis Research reported that the regenerative healthcare industry in the United States is estimated to be $67.6 billion by 2019, and IBIS World estimated that outpatient rehabilitation in the U.S. is an approximately $30 billion industry, with approximately 90% of that revenue generated from physical rehabilitation services, including orthopedic, sports, geriatric and other forms of physical medicine. Outpatient rehabilitation is anticipated to grow at a rate of 2% to 7% in the coming years, according to these industry research companies, due to the aging baby boomer generation, sustained high rates of obesity and healthcare reform. As healthcare insurance providers seek to reduce medical costs and government regulation restricts access to opioid pain prescriptions, physical therapy and outpatient services are poised to capture a larger share of healthcare spending. As the workforce continues to grow, employer-based insurance expenditures will increase. In addition, government spending on Medicare will continue to be significant.

Outpatient Rehabilitation Spending by Segment

According to the Centers for Medicare & Medicaid Services’ National Health Expenditure Projections 2017-2026, national healthcare expenditures continue to rise and are projected to grow from an estimated $3.5 trillion in 2017 to $5.7 trillion by 2026, representing an average annual rate of growth of 5.5%, reaching a projected 19.7% of U.S. gross domestic product in 2026, as shown below.

Demand for minimally invasive movement corrections and non-opioid pain management has surged with the growth of the baby boomer generation. The U.S. Census estimates that the U.S. population over 65 years of age is projected to more than double from 47.8 million to nearly 98.2 million persons and the 85 and older population is expected to more than triple, from 6.3 million to 19.7 million persons, between 2015 and 2060. Additionally, according to the U.S. Census Bureau, the number of older Americans is increasing as a percentage of the total U.S. population with the number of persons older than 65 estimated to comprise 14.9% of the total U.S. population in 2015 and projected to grow to 23.6% by 2060.

Source: U.S. Census Bureau

This significant demographic shift is changing healthcare consumption patterns. At the same time, individuals who are not eligible for Medicare have faced a significant rise in health insurance premiums. As consumers assume the burden of greater healthcare costs, they are price shopping and considering second opinions from conservative treatment providers like our company.

Despite ongoing consolidation in the outpatient rehabilitation services industry, the industry remains highly fragmented, which has allowed many competitors to enter the market. In such an environment, reputable and successful outpatient clinics will be able to grow through organic expansion and combining services with other providers. While there is significant competition in the industry, we believe no single participant currently captures more than 10% of the market, which may allow existing market participants to distinguish themselves from their competitors as they grow. The attractiveness of outpatient facilities to reduce medical costs has also been seen in other medical areas. Insurer UnitedHealth Group recently purchased surgical care centers and medical practices, with an apparent aim to reduce hospital spending.

Our Operations

We currently operate 11 outpatient medical clinics in three states. Our original clinic opened in August 2000 and remains the flagship location of our current business, which was formally organized in March 2015 with the mission of expanding the reach of our facilities to other strategic locations throughout the United States. Our flagship medical clinic has been operated during the last 18 years by Matthew C. Wallis, DC and Jason Brame, DC, two of our co-founders, and, since March 2015, together with Jeffrey S. Ervin, our third co-founder and the current Chief Executive Officer of our company. This management team continues today throughout the organization incorporating the same strategies used to build and operate the company’s flagship location. During 2016 and 2017, we opened five medical clinics and expanded into two new states, Missouri and Tennessee. In 2018, we opened one medical clinic and acquired four physical therapy clinics.

Below is a list of our outpatient medical clinics and information about how we own or control these medical clinics:

Clinic Name	Location of Clinic	Date Opened or Acquired	Form and Date of Control	Primary Services Performed

IMAC Regeneration Center	Paducah, Kentucky	August 2000	Managed since June 28, 2018	Regenerative medicine, medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, and physical medicine

Ozzie Smith Center	Chesterfield, Missouri	May 2016	Full ownership effective June 1, 2018, when remaining 64% interest was acquired	Regenerative medicine, medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, and physical medicine

IMAC Regeneration Center	Murray, Kentucky	February 2017	Managed since June 28, 2018	Medical evaluations with x-rays, fluoroscopic joint and appendage injections, and physical medicine

David Price Center	Brentwood, Tennessee	May 2017	Managed since November 1, 2016	Regenerative medicine, medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, and physical medicine

Ozzie Smith Center	St. Peters, Missouri	August 2017	Full ownership effective June 1, 2018, when remaining 64% interest was acquired	Medical evaluations with x-ray, fluoroscopic joint and appendage injections, and physical medicine

David Price Center	Murfreesboro, Tennessee	November 2017	Managed since November 2017	Medical evaluations with x-ray, fluoroscopic joint and appendage injections, and physical medicine

Tony Delk Center	Lexington, Kentucky	July 2018	Managed since July 2, 2018	Medical evaluations with x-ray, fluoroscopic joint and appendage injections, and physical medicine

Advantage Therapy	South Springfield, Missouri	August 2018 (originally opened August 2004)	Full ownership effective August 1, 2018, when 100% interest was acquired	Occupational and physical therapy

Advantage Therapy	North Springfield, Missouri	August 2018 (originally opened March 2013)	Full ownership effective August 1, 2018, when 100% interest was acquired	Occupational and physical therapy

Advantage Therapy	Monett, Missouri	August 2018 (originally opened May 2015)	Full ownership effective August 1, 2018, when 100% interest was acquired	Occupational and physical therapy

Advantage Therapy	Ozark, Missouri	August 2018 (originally opened November 2015)	Full ownership effective August 1, 2018, when 100% interest was acquired	Occupational and physical therapy

Below is a description of each of our outpatient medical clinics:

Integrated Medicine and Chiropractic Regeneration Center PSC. In November 2015, we relocated our Paducah, Kentucky operations into a 10,200 square foot build-to-suit facility. This facility serves as an anchor clinic for the western Kentucky market of roughly 50,000 residents. The clinic performs medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, regenerative medicine and physical medicine. The lease term ends in December 2020.

We opened a 4,700 square foot facility in Murray, Kentucky, a town of nearly 15,000 residents near the Tennessee border. This facility provides medical evaluations, fluoroscopic joint and appendage injections, and physical medicine and refers patients to Paducah for regenerative PRP medical procedures. The lease is scheduled to expire in December 2023.

IMAC of St. Louis, LLC. In January 2016, IMAC of St. Louis, LLC, doing business as the Ozzie Smith Center, executed a lease for a 13,300 square foot facility in Chesterfield, Missouri, a suburb 18 miles west of downtown St. Louis. The Ozzie Smith Center opened in May 2016. The lease agreement runs until August 2026. Dr. Devin Bell, D.O. is the medical director. The clinic performs medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, regenerative PRP medicine and physical medicine. Namesake Ozzie Smith was inducted into the Major League Baseball Hall of Fame in 2002 and replicas of his 13 gold glove trophies are in the lobby of the clinic.

The Ozzie Smith Center opened a satellite facility in St. Peters, Missouri to assist with demand from suburbs west of the Missouri River. The St. Peters clinic opened for business in July 2017. The lease expires in August 2022. The facility operates under the direction of Dr. Bell and offers patient medical evaluations with x-ray, fluoroscopic joint and appendage injections, and physical medicine.

IMAC Regeneration Center of Nashville, PC. The David Price Center opened in Brentwood, Tennessee in May 2017. Dr. David Smithson, M.D. is double board certified in Sports Medicine and Internal Medicine and serves as its medical director. The 7,500 square foot clinic is leased through July 2024. The clinic performs medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, regenerative PRP medicine and physical medicine.

In November 2017, we opened a 5,500 square foot facility in Murfreesboro, Tennessee, a southeastern suburb of Nashville with more than 100,000 residents and hometown to David Price. Mr. Price, who was born and raised in middle Tennessee, was the first pick of the 2007 Major League draft from Vanderbilt University. This facility performs patient medical evaluations with x-ray, fluoroscopic joint and appendage injections, and physical medicine. We occupy 10% of the building and the lease expires in October 2022.

Tony Delk Center. In March 2018, we entered into a $1.2 million commitment to purchase a medical practice building in Lexington, Kentucky, where our seventh IMAC outpatient medical clinic, named the Tony Delk Center, opened on July 2, 2018.

Advantage Therapy. In August 2018, we acquired the physical and occupational therapy provider, Advantage Therapy, which operates four locations in the Springfield, Missouri metropolitan area. The South Springfield location occupies 5,000 square feet and expires in June 2019. The North Springfield, Monett and Ozark locations function as satellite locations. The north location functions within 2,400 square feet with an expiration date of May 2020. The Monett location occupies 2,200 square feet pursuant to a lease that expires in February 2021, while the Ozark location operates in approximately 1,000 square feet pursuant to a lease that expires upon 30 days’ notice. Advantage Therapy is an established business with more than ten years of operations in the Springfield, Missouri market. We believe there is potential to grow the existing practice that provides over 1,000 therapy visits each month with the addition of medical services to offer our comprehensive IMAC service line.

Our Services

The licensed healthcare professionals at our clinics work with each patient to create a protocol customized for each patient by utilizing a combination of the following traditional and innovative treatments:

Medical Treatments. Our specialized team of doctors work together to provide the latest minimally invasive, prescription-free treatments for movement challenges or pain related to orthopedic conditions. The treatments are customized to treat the underlying condition instead of addressing the challenge with prescriptions or surgeries.

Regenerative Medicine. Regenerative therapy at IMAC Regeneration Centers utilizes undifferentiated cellular tissue to regenerate damaged tissue. The majority of our procedures utilize cells from the patient, harvested under minimal manipulation, and applied during the same visit to the clinic. These autologous cells help to heal degenerative soft tissue conditions, which cause pain or compromise the patient’s quality of life. Independent studies in this area, including a recent safety and feasibility study published by Dr. Peter B. Fodor, “Adipose Derived Stromal Cell Injections for Pain Management of Osteoarthritis in the Human Knee Joint” (Aesthetic Surgery Journal, February 2016), have supported claims that autologous cell treatments using stromal vascular fraction (adipose) and bone marrow lead to improved function and decreased pain within joints, muscles and connective tissue and can help alleviate osteoarthritis and degenerative disease. We believe that we have generally followed the increasingly accepted protocols described in these studies in connection with our regenerative therapies.

Physical Medicine. Our team of sports medicine practitioners start by collaboratively building a personalized physical medicine treatment plan designed to help patients get back to living the life they deserve.

Physical Therapy. With a combination of biomechanical loading and tissue mobilization, our licensed physical rehabilitation therapists work with each patient to help the body restore skill within the joint or soft tissue.

Spinal Decompression. During this treatment, the spine is stretched and relaxed intermittently in a controlled manner, creating a negative pressure in the disc area that can pull herniated or bulging tissue back into the disc. Whether caused by trauma or degeneration, we realize the impact a spinal injury can have on the quality of one’s life and are committed to providing the most innovative, minimally invasive medical technology and care to relieve back pain and restore function.

Chiropractic Manipulation. Common for spine conditions, manual manipulation is used to increase range of motion, reduce nerve irritability and improve function.

In November 2017, we engaged a medical consulting group to advise us on current regenerative medicine therapy protocols and to organize a clinical trial towards an investigational new drug application (IND) with the FDA, while pursuing a voluntary Regenerative Medicine Advanced Therapy (RMAT) designation. This process is defined under Section 3033 of the 21st Century Cures Act. We intend to pursue a trial utilizing autologous cellular structures to alleviate symptoms of debilitating neurological conditions and diseases.

The medical consulting group has assisted us in conducting research, establishing patient engagement tools and developing clinical strategies to achieve the RMAT. We have not yet engaged with the FDA and we anticipate our first communication with the FDA to occur during the second or third quarter of 2019 as an INTERACT (Initial Targeted Engagement for Regulatory Advice on CBER products) meeting. Following the INTERACT meeting, an amount of work (which cannot be quantified as of yet) will be performed to prepare for a pre-Investigational New Drug meeting and gain more precise feedback from the FDA before completing an IND submission. Another round of work will be performed to complete the IND application. Finally, the FDA Office of Tissues and Advanced Therapies will notify us of the IND application result no later than 60 days after receipt of the IND submission and RMAT request.

No assurance can be given that the FDA will find that our trial meets the criteria for RMAT designation. We believe that a RMAT designation may be helpful in differentiating our services and gaining a collaborative connection with the FDA. The failure to earn the RMAT designation will result in unfulfilled research expenses but should not negatively affect our operations. We expect the cost to pursue the RMAT designation will be between $100,000 and $300,000 and take 18 to 30 months of time from the original engagement with our medical consultant.

Our Growth and Expansion Strategy

We have developed a comprehensive approach and well-defined model for new clinic openings ranging from site selection to staffing. Our original clinic in Paducah, Kentucky, which opened in August 2000, has shown consistent growth in patient visits, and is profitable. We will continue to apply this extensive experience and knowledge to new clinic openings as well as acquisitions. Our six recently opened clinics, combined with our August 2018 acquisition of four physical therapy clinics, are expected to provide us with significant revenue growth as these sites mature. In 2018, we also made investments in our corporate infrastructure and life science product development, which we believe will position us well to support our planned expansion.

We have plans to open additional IMAC Regeneration Centers in the states in which we currently operate, as well as in other strategic locations throughout the United States, building on our familiarity with the demographic market and our reputation in the area to attract new patients and endorsements. Our strategic partnerships with regional and national sports celebrities have enabled us to increase our visibility in our markets and become known for providing innovative regenerative-based therapies. We continue to seek opportunities to work with more athletes to draw awareness to our services. In addition, we have enlisted a wide range of medical and alternative medicine professionals to continue providing innovative outpatient treatments to our patients without major surgery or prescription pain medication.

The key elements of our strategy that we believe will continue to propel our growth and expansion are:

Open New Outpatient Locations and Facilities. We are in the process of identifying strategic new locations at which to lease and develop new IMAC Regeneration Centers. We anticipate initial expansion in the Midwest and southern United States, including in Illinois, Kansas, Oklahoma and Texas within the next 12 months. By branching into states adjacent to existing centers, we will expand our regional market familiarity, with our outpatient clinics and focus our marketing efforts. We believe our strong regional operations will provide brand awareness and allow us to leverage our established administrative infrastructure and will provide a foundation to support our expansion.

Expand Our Service Offerings to Employers and Self-Insured Health Plans. We have received inquiries from employers researching conservative treatment options for their employees. The inquiries primarily focus on minimizing employee time away from work related to injuries or occupational hazards and the cost of aggressive orthopedic treatments and threat of opioid abuse for employees enrolled in an employer health plan. We intend to create simple conservative treatment protocols for employers seeking to reduce employee downtime, prescription narcotic usage and surgical expenditures within their health plan.

Continue to Obtain Endorsements from Well-Known Sports Celebrities. We continue to attract celebrity sports endorsers for each market in which we operate and plan to expand. By collaborating and co-branding with well-known sports figures, patients become more familiar with our brand and associate our company with physical fitness and well-being. Working with sports celebrities that are well-known in our markets and personally recommend our treatments helps establish credibility with patients in those markets.

Accelerate Research and Development of New Regenerative Products. Our recent investment in BioFirma LLC was executed in order to research and develop regenerative medicine products and supplies. We intend to fund this research with the goal of identifying innovative treatments to deliver within IMAC Regeneration Centers, as well as producing approved products for distribution into the broader medical community.

Expand Our Advertising and Marketing. We intend to increase our advertising and marketing efforts and reach throughout our primary service areas in order to grow patient volume at our existing facilities and spur interest in newer locations. Our current marketing efforts include a combination of local television, internet and event advertising. We will introduce employer marketing initiatives with help from our celebrity endorsers. While we welcome patients that are referred to us by other healthcare providers, we believe that direct marketing will generate more new patients for our outpatient clinics than relying solely on antiquated medical referral practices.

Offer State-of-the-Art Orthopedic Treatments. Our regenerative medicine techniques are used to prevent arthritis, treat meniscus tears, defeat muscle deterioration and address other damaged tissue conditions. We will continue offering innovative therapies and recently approved medical technologies, including alternative medicine treatments, and will adapt our treatment offerings as new treatments are developed and come to market. By bringing together a diverse array of medical specialists, we are able to treat more health conditions and attract a larger base of patients.

Advertising and Marketing

Our corporate advertising and marketing efforts focus on increasing our brand awareness and communicating our commitment to “success without major surgery,” along with the many other competitive advantages our company offers. Our marketing strategy is to offer an innovative and recently approved medical technologies for movement and orthopedic therapies that appeal to a wide range of potential patients, continually elevate awareness of our brand and generate demand for our outpatient medical services. We rely on a number of channels in this area, including digital advertising, email marketing, social media and affiliate marketing, as well as through strategic partnerships with well-known sports celebrities to build our endorsements and draw patients to our IMAC Regeneration Centers. Our celebrity endorsers appear in our press marketing and social media marketing efforts and help generate interest in our brand and services. We maintain our website at www.imacregeneration.com. We intend to hire additional sales and marketing personnel and increase our spending on sales, marketing and promotion in connection with the continued expansion of our outpatient locations. Advertising and marketing expense was $859,191 and $119,867 for the years ended December 31, 2018 and 2017, respectively.

Our sales and marketing strategy focuses on active individuals who seek to maintain, restore and maximize their health and wellness. A majority of our customers are located within 25 miles of one of our outpatient medical clinics. During the years ended December 31, 2018 and 2017, no single customer accounted for more than 10% of our consolidated revenue, respectively.

Competition and Our Competitive Advantages

The outpatient physical therapy industry is highly competitive, with thousands of clinics across the country. While some of our competitors offer regenerative medical treatments as an effective treatment for degenerative health conditions, we believe that few companies have the multi-disciplinary approach of combining physical therapy and medical professionals working together to generate optimal regenerative health outcomes. Our internal survey results conducted randomly with more than 120 patients during 2016 and 2017 reported that 91% of our patients experienced improvement in their health after treatments at our outpatient clinics. One of our major competitive advantages is the offering of more broadly affordable regenerative treatments.

Competitive factors affecting our business include quality of care, cost, treatment outcomes, convenience of location, and relationships with, and ability to meet the needs of, referral and insurance payor sources. Our clinics compete, directly or indirectly, with many types of healthcare providers including the physical therapy departments of hospitals, private therapy clinics, physician-owned therapy clinics, and chiropractors. We may face more intense competition if consolidation of the therapy industry continues.

We believe that we differentiate ourselves from our competition and have been able to grow our business as a result of the following competitive strengths:

Our Minimally Invasive Approach to Traditional Orthopedic Care. We pay particular attention to rehabilitating our patients’ musculoskeletal system to reduce pain and enhance mobility without major surgery or anesthesia. By combining physical therapy and regenerative medicine, we are able to treat a variety of physical conditions by using a patient’s own body to help heal itself.

Strong Regional Presence. We own six and manage five clinics in three states, providing us significant leverage for implementation of our marketing strategies and utilization of our staff. We believe we offer a broader platform of regenerative therapies than our regional competitors.

We Do Not Prescribe Addictive Opioids. We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. We focus on preventing the potential for addiction through our regenerative-based therapies that help alleviate chronic pain.

We Employ a Regenerative Medicine Scientist. Few medical provides employ scientists. Our regenerative medicine scientist works at our BioFirma office in Miami, Florida and provides direction to our medical professionals as to the availability of regenerative medicine advancements in the marketplace. Collaborative work among our medical professionals and our regenerative medicine scientist through regular meetings, in person visits and telephonic communication yields broad discussions on the potential to develop proprietary techniques or services using such advancements.

Utilizing Diverse Medical Specialists for Customized Care. Our treatment protocols are customized by a team of medical doctors, nurse practitioners, chiropractors and physical therapists and are designed to heal damaged tissue without major surgery or prescription pain medication. This team approach delivers comprehensive service while avoiding the higher costs of major reconstructive surgery by medical specialists.

Protection of Proprietary Information

We own various U.S. federal trademark registrations and applications, and unregistered trademarks, including the registered mark “IMAC Regeneration Center.” We rely on trademark laws in the United States, as well as confidentiality procedures and contractual provisions, to protect our proprietary information and brand. We cannot assure you that existing trademark laws or contractual rights will be adequate for protecting our intellectual property and proprietary information. Protection of confidential information, trade secrets and other intellectual property rights in the markets in which we operate and compete is highly uncertain and may involve complex legal questions. We cannot completely prevent the unauthorized use or infringement of our confidential information or intellectual property rights as such prevention is inherently difficult. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information and intellectual property protection.

BioFirma, LLC, our 70%-owned subsidiary, has applied for a trademark on the product name NeoCyte. BioFirma has determined not to pursue a patent on this product at its current stage of development, nor considers the success of its future product development to be dependent on obtaining a patent.

We are not aware of any claims of infringement or other challenges to our rights in our trademarks. We do not expect to need any additional intellectual property rights to carry out our growth and expansion strategy.

For years ended December 31, 2018 and 2017, we did not incur any material time or labor for the development of the technology we use in our operations.

Government Regulation

Numerous federal, state and local regulations regulate healthcare services and those who provide them. Some states into which we may expand have laws requiring facilities employing health professionals and providing health-related services to be licensed and, in some cases, to obtain a certificate of need (that is, demonstrating to a state regulatory authority the need for, and financial feasibility of, new facilities or the commencement of new healthcare services). None of the states in which we currently operate require a certificate of need for the operation of our physical therapy business functions. Our healthcare professionals and/or medical clinics, however, are required to be licensed, as determined by the state in which they provide services. Failure to obtain or maintain any required certificates, approvals or licenses could have a material adverse effect on our business, financial condition and results of operations.

Regulations Controlling Fraud and Abuse. Various federal and state laws regulate financial relationships involving providers of healthcare services. These laws include Section 1128B(b) of the Social Security Act (42 U.S. C. § 1320a-7b(b)) (the “Fraud and Abuse Law”), under which civil and criminal penalties can be imposed upon persons who, among other things, offer, solicit, pay or receive remuneration in return for (i) the referral of patients for the rendering of any item or service for which payment may be made, in whole or in part, by a Federal health care program (including Medicare and Medicaid); or (ii) purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, ordering any good, facility, service, or item for which payment may be made, in whole or in part, by a Federal health care program (including Medicare and Medicaid). We believe that our business procedures and business arrangements are in compliance with these provisions. However, the provisions are broadly written and the full extent of their specific application to specific facts and arrangements to which we are a party is uncertain and difficult to predict. In addition, several states have enacted state laws similar to the Fraud and Abuse Law, which may be more restrictive than the federal Fraud and Abuse Law.

Stark Law. Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. §1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. Physical therapy services are among the “designated health services.” Further, the Stark Law has application to our management contracts with individual physicians and physician groups, as well as, any other financial relationship between us and referring physicians, including medical advisor arrangements and any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. As with the Fraud and Abuse Law, we consider the Stark Law in planning our outpatient clinics, establishing contractual and other arrangements with physicians, marketing and other activities, and believe that our operations are in substantial compliance with the Stark Law. If we violate the Stark Law or any similar state laws, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

HIPAA. In an effort to further combat healthcare fraud and protect patient confidentially, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. HIPAA also criminalized certain forms of health fraud against all public and private payers. Additionally, HIPAA mandates the adoption of standards regarding the exchange of healthcare information in an effort to ensure the privacy and electronic security of patient information and standards relating to the privacy of health information. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. In February of 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Title XIII of ARRA, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), provided for substantial Medicare and Medicaid incentives for providers to adopt electronic health records (“EHRs”) and grants for the development of health information exchange (“HIE”). Recognizing that HIE and EHR systems will not be implemented unless the public can be assured that the privacy and security of patient information in such systems is protected, HITECH also significantly expanded the scope of the privacy and security requirements under HIPAA. Most notable are the mandatory breach notification requirements and a heightened enforcement scheme that includes increased penalties, and which now apply to business associates as well as to covered entities. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable in the use and disclosure of individually identifiable health information that can be more stringent than comparable provisions under HIPAA.

We believe that our operations comply with applicable standards for privacy and security of protected healthcare information. We cannot predict what negative effect, if any, HIPAA/HITECH or any applicable state law or regulation will have on our business.

Cybersecurity. We are a medical provider and comply with HIPAA and data sensitivity requirements as regulated by local and federal authorities. Our patient data is hosted, managed and secured with an approved Electronic Medical Record vendor. Cybersecurity is of paramount importance and our executive officers have implemented routine cyber breach insurance policies to protect our company from potential predatory initiatives to access patient and company data. See “Risk Factors – Our reputation and relationships with patients would be harmed if our patients’ data, particularly personally identifying data, were to be subject to a cyber-attack or otherwise by unauthorized persons.”

FDA Drug Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the Food and Drug Administration (the “FDA”). The Federal Food, Drug, and Cosmetic Act (“FDC Act”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (“NDAs”), warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. As a result of these regulations, pharmaceutical product development and approval are very expensive and time consuming.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug (“IND”), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. For dermatology products, Phase 2 usually involves trials in a limited patient population to determine metabolism, pharmacokinetics, the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well-controlled Phase 3 clinical trials with statistically significant results to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of an effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required activities, including clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States.

The FDA also may refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with the FDA’s good clinical practice requirements. Additionally, the FDA typically inspects the facility or the facilities at which the drug is manufactured, and may inspect the sponsor company and investigator sites that participated in the clinical trials. The FDA will not approve the product unless compliance with current good manufacturing practice (“cGMP”) is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective for the stated indication.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction following FDA review of a resubmission of the NDA, the FDA will issue an approval letter.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”), to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA generally uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Section 505(b)(2) New Drug Applications

Most drug products obtain FDA marketing approval pursuant to an NDA filed under section 505(b)(1) of the FDC Act. An alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA (“505(b)(2) NDA”), which enables the applicant to rely, in part, on the FDA’s previous approval of a similar product, or published literature, in support of its application.

505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) NDA applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) NDA applicant.

Biologics

Biological products used for the prevention, treatment or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs the approval of NDAs. Biological products are approved for marketing under provisions of the Public Health Service Act (“PHSA”), via a Biologics License Application (“BLA”). However, the application process and requirements for approval of BLAs and BLA supplements, including review timelines, are very similar to those for NDAs and NDA supplements, and biologics are associated with similar approval risks and costs as other drugs.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic safety reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Pediatric Information

Under the Pediatric Research Equity Act, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data.

The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA holders a six-month extension of any exclusivity, patent or non-patent, for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Competitors may use this publicly available information to gain knowledge regarding the progress of our programs.

Regenerative Medicine Advanced Therapies (RMAT) Designation

The FDA has established a Regenerative Medicine Advanced Therapy (“RMAT”) designation as part of its implementation of the 21st Century Cures Act, or Cures Act. The RMAT designation program is intended to fulfill the Cures Act requirement that the FDA facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

Other Regulatory Factors. Political, economic and regulatory influences are fundamentally changing the healthcare industry in the United States. Congress, state legislatures and the private sector continue to review and assess alternative healthcare delivery and payment systems. Potential alternative approaches could include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, and price controls. Legislative debate is expected to continue in the future and market forces are expected to demand only modest increases or reduced costs. For instance, managed care entities are demanding lower reimbursement rates from healthcare providers and, in some cases, are requiring or encouraging providers to accept capitated payments that may not allow providers to cover their full costs or realize traditional levels of profitability. We cannot reasonably predict what impact the adoption of federal or state healthcare reform measures or future private sector reform may have on our business.

In recent years, federal and state governments have launched several initiatives aimed at uncovering behavior that violates the federal civil and criminal laws regarding false claims and fraudulent billing and coding practices. Such laws require providers to adhere to complex reimbursement requirements regarding proper billing and coding in order to be compensated for their services by government payers. Our compliance program requires adherence to applicable law and promotes reimbursement education and training; however, a determination that our clinics’ billing and coding practices are false or fraudulent could have a material adverse effect on us.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Managed care payers may also reserve the right to conduct audits. An adverse inspection, review, audit or investigation could result in refunding amounts we have been paid; fines penalties and/or revocation of billing privileges for the affected clinics; exclusion from participation in the Medicare or Medicaid programs or one or more managed care payer network; or damage to our reputation.

We and our outpatient medical clinics are subject to federal and state laws prohibiting entities and individuals from knowingly and willfully making claims to Medicare, Medicaid and other governmental programs and third-party payers that contain false or fraudulent information. The federal False Claims Act encourages private individuals to file suits on behalf of the government against healthcare providers such as us. As such suits are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, the implicated healthcare providers often are unaware of the suit until the government has made its determination and the seal is lifted. Violations or alleged violations of such laws, and any related lawsuits, could result in (i) exclusion from participation in Medicare, Medicaid and other federal healthcare programs, or (ii) significant financial or criminal sanctions, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed a separate violation. In addition, many states also have enacted similar statutes, which may include criminal penalties, substantial fines, and treble damages.

Employees

As of April 16, 2019, we employed 124 individuals, of which 105 were full-time employees. As of that date, none of our employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be very good.

In the states in which our current outpatient clinics are located, persons performing designated medical or physical therapy services are required to be licensed by the state. Based on standard employee screening systems in place, all persons currently employed by us who are required to be licensed are licensed. We are not aware of any federal licensing requirements applicable to our employees.

Medical and Scientific Advisory Board

We intend to establish a Medical and Scientific Advisory Board under the direction of our Chief Scientific Officer comprised of physicians, other healthcare professionals, scientific researchers and university professors with experience in the areas of regenerative medicine. The Advisory Board is expected to meet periodically with our Board of Directors and management to discuss matters relating to our orthopedic therapies, range of medical treatments and strategic direction. Members of the Advisory board will be reimbursed by us for out-of-pocket expenses incurred in serving on the Advisory Board. We do not expect any Advisory Board members will have a conflict of interest between their obligation to us and their obligations to other companies or organizations.

Business Transactions

In June 2018, we completed the following transactions with Clinic Management Associates, LLC (which merged into IMAC Management Services, LLC), IMAC of St. Louis, LLC and IMAC Regeneration Management of Nashville, LLC (the “June Transactions”). In August 2018, we completed transactions with Advantage Therapy, LLC and BioFirma, LLC (the “August Transactions” and, with the June Transactions, the “Transactions”). Information concerning our recent transactions is set forth below.

Integrated Medicine and Chiropractic Regeneration Center PSC. Our wholly-owned subsidiary, IMAC Management Services, LLC, holds a long-term Management Services Agreement with Integrated Medicine and Chiropractic Regeneration Center PSC, a professional service corporation controlled by our co-founders Matthew C. Wallis, DC and Jason Brame, DC, which operates two IMAC Regeneration Centers in Kentucky. The Management Services Agreement is exclusive, extends through June 2048 and will automatically renew annually each year thereafter unless written notice is given within 180 days prior to the completion of the extended term. On June 29, 2018, Clinic Management Associates, LLC, controlled by Drs. Wallis and Brame, merged with and into our subsidiary IMAC Management Services, LLC. IMAC Management Services, LLC provides exclusive comprehensive management and related administrative services to the IMAC Regeneration Centers under the Management Services Agreement. Pursuant to the merger agreement with Clinic Management Associates, LLC, we agreed to pay cash or issue shares of our common stock having a value of $4,598,576 to its former owners. In August 2018, Drs. Wallis and Brame agreed to accept shares of our common stock upon the closing of our initial public offering, which was completed in February 2019, in lieu of any further payments for remaining consideration to be paid under the merger agreement. Under the Management Services Agreement, we will receive service fees based on the cost of the services we provide, plus a specified markup percentage, and a discretionary annual bonus.

IMAC of St. Louis, LLC. We entered into a Unit Purchase Agreement with the equity owners of IMAC of St. Louis, LLC to acquire the remaining 64% of the outstanding units of the limited liability company membership interests we did not already own. This entity, doing business as the Ozzie Smith Center, operates two locations in Missouri. Pursuant to the terms of the Unit Purchase Agreement, we agreed to pay IMAC of St. Louis, LLC’s former owners upon the closing our initial public offering, which was completed in February 2019, $1,000,000 in cash and the remainder in shares of common stock for aggregate consideration of $1,490,632. The former owners of IMAC of St. Louis, LLC received shares of our common stock upon the closing of our initial public offering in lieu of any further payments for remaining consideration to be paid under the Unit Purchase Agreement. The effective date of the transaction was June 1, 2018.

IMAC Regeneration Management of Nashville, LLC. We entered into a Unit Purchase Agreement with the equity owners of IMAC Regeneration Management of Nashville, LLC to acquire the remaining 24% of the outstanding units of the limited liability company membership interests we did not already own for $110,000 payable in shares of our common stock upon the closing our initial public offering, which was completed in February 2019, and $190,000 principal amount of 4% convertible notes (on the same terms as in our 2018 private placement described below). The effective date of this transaction was June 1, 2018. IMAC Regeneration Management of Nashville, LLC, now our 100%-owned subsidiary, and IMAC Regeneration Center of Nashville, P.C. previously agreed to a long-term, exclusive management services agreement on November 1, 2016.

Integrated Medicine and Chiropractic Regeneration Center PSC, IMAC Management Services, LLC, IMAC of St. Louis, LLC and IMAC Regeneration Management of Nashville, LLC are related companies having common ownership with us and our controlling stockholders and have been operating together with us as a single group since 2015.

Advantage Hand Therapy and Orthopedic Rehabilitation, LLC. In August 2018, we purchased 100% of the outstanding units of Advantage Hand Therapy and Orthopedic Rehabilitation, LLC, a physical and occupational therapy business with four clinics serving the Springfield, Missouri metropolitan area. The purchase price was $22,930 in cash (which was paid at the closing of the Unit Purchase Agreement) and $870,000 payable in shares of our common stock upon the closing our initial public offering, which was completed in February 2019.

BioFirma, LLC. On August 20, 2018, we acquired a 70% ownership position in BioFirma, LLC for $1,000 in cash. The acquisition of this entity was not considered significant as measured under specific financial tests of the SEC. BioFirma was formed to produce and commercialize NeoCyte, an umbilical cord-derived mononuclear cell product following the FDA’s current Good Clinical Practices (or cGCPs) regulations. We intend to focus on further research and product development of NeoCyte and other regenerative medicine products, including obtaining approvals, certifications or designations from the FDA. A portion of the funds for BioFirma will be used for the employment of Ian A. White, Ph.D., Chief Scientific Officer, for a three-year period, as well as for equipment and manufacturing of the product. When it is market-ready, we intend to sell the NeoCyte product at our IMAC Regeneration Centers and other medical clinics.

2018 Private Placement

In the first six months of 2018, we received gross proceeds of $1,530,000 from a private placement of our 4% convertible promissory notes. The $1,530,000 and an additional $200,000 in existing equity and payments to investors (plus accrued interest) is convertible into 445,559 shares of our common stock, pursuant to the terms of a Securities Purchase Agreement with 23 accredited investors. The principal amount of the promissory notes was convertible into shares of common stock automatically upon the closing our initial public offering, which was completed in February 2019. The conversion price of the promissory notes was an amount reflecting a 20% discount to the initial public offering price of $5.00 per share.

On June 1, 2018, we entered into a note payable to the Edward S. Bredniak Revocable Trust in the amount of up to $2,000,000. An existing note payable with this entity with an outstanding balance of $379,675.60 was combined into the new note payable. The note carries an interest rate of 10% per annum and all outstanding balances are due and payable 13 months after the closing our initial public offering, which was completed in February 2019. The proceeds of this note are being used to satisfy ongoing working capital needs, expenses related to the preparation for our initial public offering, equipment and construction costs related to new clinic locations and potential business combination and transaction expenses.

Initial Public Offering

The registration statement for our initial public offering (File No. 333-227385) was declared effective on February 12, 2019. On February 15, 2019, we completed our initial public offering of 850,000 units, with each unit consisting one share of our common stock and two warrants each to purchase one share of our common stock, at a combined initial public offering price of $5.125 per unit. The exercise price of the warrants is $5.00 per warrant. The units immediately and automatically separated upon issuance, and the common stock and warrants trade on The NASDAQ Capital Market under the ticker symbols “IMAC” and “IMACW,” respectively.

We received aggregate gross proceeds of $4,356,250 from our initial public offering, before deducting underwriting discounts, commissions and other related expenses. Proceeds from the offering are being used for financing the costs of leasing, developing and acquiring new clinic locations, funding research and new product development activities, and for working capital and general corporate purposes.

In addition, upon the closing of our initial public offering, we issued unit purchase options to Dawson James Securities, Inc., as representative of the several underwriters, and its affiliates entitling them to purchase a number of our securities equal to 4% of the securities sold in the initial public offering. The unit purchase options have an exercise price equal to 120% of the public offering price of the units (or $6.15 per share and two warrants) and may be exercised on a cashless basis. The unit purchase options are not redeemable by us.

Corporate Information and Incorporation

The first IMAC Regeneration Center was organized in August 2000 as a Kentucky professional service corporation. That center was the forerunner to our current business and remains our flagship location. Matthew C. Wallis, DC and Jason Brame, DC, together with Jeffrey S. Ervin, became the founding members of IMAC Holdings, LLC, a Kentucky limited liability company organized in March 2015, to expand our management team to support our clinical expansion while meeting the requirements of state healthcare practice guidelines and ownership laws.

The following chart reflects the corporate structure of our key operating units:

Percentages above refer to our ownership of subsidiaries’ limited liability company membership interests as of April 16, 2019.

(1)	As required by applicable state law, our medical clinics in Kentucky and Tennessee are held in professional service corporations owned entirely by licensed medical practitioners because the clinics are engaged in the practice of medicine through physicians and nurse practitioners. We are able to manage these medical clinics through limited liability companies that enter into management services agreements with the professional service corporations that own the clinics. Under these agreements, we provide exclusive comprehensive management and related administrative services to the professional service corporation and receive management fees. Due to this financial and operational control by contract, our financial statements consolidate the financial results of the professional service corporations. See “Business – Our Operations.”

(2)	Our medical clinics in Kentucky are held in Integrated Medicine and Chiropractic Regeneration Center PSC, a professional service corporation owned by Matthew C. Wallis, DC and Jason Brame, DC. IMAC Management Services LLC, our 100%-owned subsidiary, and Integrated Medicine and Chiropractic Regeneration Center PSC agreed to a long-term, exclusive management services agreement on June 28, 2018. See “Business – Business Transactions.”

(3)	We previously owned 36% of the outstanding limited liability company membership interests of IMAC of St. Louis, LLC, and acquired the remaining 64% of the outstanding units on June 1, 2018. See “Business – Business Transactions.”

(4)	We acquired 100% of the outstanding units of Advantage Hand Therapy and Orthopedic Rehabilitation, LLC in August 2018. See “Business – Business Transactions.”

(5)	We previously owned 76% of the outstanding limited liability company membership interests of IMAC Regeneration Management of Nashville, LLC, and acquired the remaining 24% of the outstanding units on June 1, 2018. Our medical clinics in Tennessee are held in IMAC Regeneration Center of Nashville, P.C., a professional service corporation headed by David Smithson, M.D., the centers’ medical director. IMAC Regeneration Management of Nashville, LLC, now our 100%-owned subsidiary, and IMAC Regeneration Center of Nashville, P.C. agreed to a long-term, exclusive management services agreement on November 1, 2016. See “Business – Business Transactions.”

(6)	We acquired a 70% ownership position in BioFirma, LLC on August 20, 2018. BioFirma was formed to produce and commercialize NeoCyte, an umbilical cord-derived mononuclear cell product following the FDA’s cGCPs regulations. We are investing in BioFirma to support further research and product development of NeoCyte and other regenerative medicine products. See “Business – Business Transactions.”

Our consolidated financial statements include the accounts of IMAC Holdings, Inc. and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Management Services, LLC and IMAC Regeneration Management of Nashville, LLC; the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC; and the following entities which were held as a minority interest prior to June 1, 2018: IMAC of St. Louis, LLC and due to control by contract, as of June 29, 2018, Integrated Medicine and Chiropractic Regeneration Center PSC. Additionally, our consolidated financial statements include the financial results of our acquisition of all of the outstanding units of Advantage Therapy and Orthopedic Rehabilitation LLC and 70% of the outstanding units of BioFirma, LLC as of August 2018.

Effective June 1, 2018, IMAC Holdings converted into a Delaware corporation and we changed our name to IMAC Holdings, Inc., which is referred to herein as the Corporate Conversion. In conjunction with the conversion, all of our outstanding membership interests were exchanged on a proportional basis into shares of common stock. As a result of the Corporate Conversion, we are now a federal corporate taxpayer as opposed to a pass-through entity for tax purposes.

Our principal executive offices are located at 1605 Westgate Circle, Brentwood, Tennessee 37027 and our telephone number is (844) 266-IMAC (4622). We maintain a corporate website at http://www.imacregeneration.com.

Available Information

We file electronically with the Securities and Exchange Commission (the “SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at https://imacregeneration.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Such reports will remain available on our website for at least 12 months and are also available free of charge by written request or by contacting the Company at 844-266-4622.

The contents of our website or any other website are not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

In addition to the information set forth at the beginning of this Form 10-K entitled “Cautionary Statement Regarding Forward-Looking Statements,” you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our securities could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Relating to Our Company Business and Industry

We recorded a net loss for the twelve months ended December 31, 2018 and December 31, 2017 and there can be no assurance that our future operations will result in net income.

For the twelve months ended December 31, 2018, and December 31, 2017, we had net revenue of $6,701,072 and $786,025, respectively, and we had net loss of $3,053,743 and $57,181, respectively. At December 31, 2018, we had stockholders’ equity of approximately $(3,932,160) and an accumulated deficit of approximately $(3,544,820). There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The fee we charge for our management services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our services at acceptable prices relative to our costs, or if we fail to develop and introduce new services on a timely basis and services from which we can derive additional revenues, our financial results will suffer.

We are in an early stage of development and have a limited operating history upon which to base an estimate of our future performance.

Our current business was formally organized in March 2015 and we currently have open 11 outpatient clinics. Accordingly, we have a limited operating history on which to base an estimate of our future performance. Because we lack a long operating history, you do not have either the type or amount of information that would be available to a purchaser of securities of a company with a more substantial operating history. Our growth and expansion strategy is in the early stages of implementation and there can be no assurance that we will be able to implement our strategy or that we will be commercially successful. Our ability to continue as a growing concern is contingent upon our ability to:

●	raise sufficient capital through debt and equity raises;

●	hire and retain a number of highly skilled employees, including medical and chiropractic doctors, physical therapists and other practitioners;

●	lease and develop acceptable premises for our IMAC Regeneration Centers;

●	build a consistent patient base within the areas of our medical clinics;

●	secure and maintain arrangements with third-party payers, sports celebrity endorsers and other service providers, all on terms favorable or acceptable to our company;

●	implement the other numerous necessary portions of our growth and expansion strategy; and

●	attain profitable operations.

There can be no assurance that we will be able to accomplish any of the above objectives.

Further, because of our small size and limited operating history, our company is particularly susceptible to adverse effects from changes in the law, economic conditions, consumer tastes, competition and other contingencies or events beyond our control. It may be more difficult for us to prepare for and respond to these types of risks than it would be for a company with an established business and operating cash flow. Due to changing circumstances or an inability to implement any portion of our growth and expansion strategy, we may be forced to change dramatically our planned operations.

We may fail completely to implement key elements of our growth and expansion strategy, which could adversely affect our operations and financial performance.

If we cannot implement one or more key elements of our growth and expansion strategy, including raising sufficient capital, hiring and retaining qualified staff, leasing and developing acceptable premises for our medical clinics, securing necessary service contracts on favorable or adequate terms, generating sufficient revenue and achieving numerous other objectives, our projected financial performance may be materially adversely affected. Even if all of the key elements of our growth and expansion strategy are successfully implemented, we may not achieve the favorable results, operations and financial performance that we anticipate.

The development and operation of our medical clinics will require additional capital, and we may not be able to obtain additional capital on favorable or even acceptable terms. We may also have to incur additional debt, which may adversely affect our liquidity and operating performance.

Our ability to successfully grow our business and implement our growth and expansion strategy depends in large part on the availability of adequate capital to finance operations. We can give no assurance that we will continue to have sufficient capital to support the continued operations of our company. Changes in our growth and expansion strategy, lower than anticipated revenue for the medical clinics, unanticipated and/or uncontrollable events in the credit or equity markets, changes to our liquidity, increased expenses, and other events may cause us to seek additional debt or equity financing. Financing may not be available on favorable or acceptable terms, or at all, and our failure to raise capital could adversely affect our operations and financial condition.

Additional equity financing may result in a dilution of the pro rata ownership stake of our stockholders. Further, we may be required to offer subsequent investors investment terms, such as preferred distributions and voting rights, that are superior to the rights of existing stockholders, which could have an adverse effect on the value of the investment of our existing stockholders.

Additional debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs. As a consequence, our operating performance may be materially adversely affected.

We have a holding company ownership structure and will depend on distributions from our operating subsidiaries to meet our obligations. Contractual or legal restrictions applicable to our subsidiaries or controlled companies could limit payments or distributions from them.

We are a holding company and derive all of our operating income from, and hold substantially all of our assets through, our subsidiaries. The effect of this structure is that we will depend on the earnings of our subsidiaries, and the payment or other distributions to us of these earnings, to meet our obligations. Provisions of law, like those requiring that dividends be paid only out of surplus, and provisions of any future indebtedness, may limit the ability of our subsidiaries to make payments or other distributions to us. Our subsidiaries also control and manage the non-professional aspects of certain other professional service corporations under management services agreements, which could (although they do not currently) contain contractual restrictions on a professional service corporation’s ability to pay service fees to us. The assets of these professional service corporations are not included in our consolidated balance sheets. Additionally, in the event of the liquidation, dissolution or winding up of any of our subsidiaries, creditors of that subsidiary (including trade creditors) will generally be entitled to payment from the assets of that subsidiary before those assets can be distributed to us.

We will incur substantial start-up expenses and do not expect to make a profit at any medical clinic until at least six months after opening each medical clinic.

We will incur substantial expenses to implement our growth and expansion strategy, including costs for leasing and developing the premises for each medical clinic, purchasing medical and office equipment, purchasing medical supplies and inventory, marketing and advertising, recruiting and hiring staff, and other expenses. We estimate that it will take at least $700,000 to open each clinic, with an additional $300,000 of operating capital and $200,000 credit line needed to purchase equipment and fund operating losses during the first six months of operation. These start-up costs may increase if there are any delays, problems or other events not currently anticipated. Although we expect each medical clinic to become profitable approximately six months after opening based on our experience with opening the Ozzie Smith Centers in Chesterfield, Missouri in May 2016 and in St. Peters, Missouri in August 2017, and the IMAC Regeneration Center in Murray, Kentucky in February 2017, no guarantee can be made that any of the clinics or our company overall will operate profitably. The David Price Center in Brentwood, Tennessee, which opened in May 2017, initially experienced unforeseen delays in staffing, construction and marketing launch. If we do not reach profitability and recover our start-up expenses and other accumulated operating losses, stockholders will likely suffer a significant decline in the value of their investment.

We may be unable to obtain financing on acceptable terms, or at all, which could materially adversely affect our operations and ability to successfully implement our growth and expansion strategy.

Our growth and expansion strategy relies on obtaining sufficient financing, including one or more equipment lines to purchase medical and office equipment and one or more lines of credit for operating and related expenses. We may not be able to obtain financing on acceptable terms or in the amount anticipated by our growth and expansion strategy. If unable to secure the amount of financing anticipated by our growth and expansion strategy, we may be unable to implement one or more portions of our growth and expansion strategy. If we accept less favorable terms for our financing than anticipated, we may incur additional expenses and restrictions on operations and may be less liquid and less profitable than expected. Should either of these events occur, we could suffer material adverse effects to our ability to implement our growth and expansion strategy and operate successfully.

The net proceeds from the recently completed initial public offering of our common stock were approximately $3,797,916, after deducting underwriting discount and commissions and estimated offering expenses payable by us. We expect the net proceeds from the recently completed initial public offering of our common stock and our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations through at least the next 12 months. This period could be shortened if there are any significant increases in planned spending on development programs or more rapid progress of development programs than anticipated. We expect that we will need to raise additional funds in the future.

We may seek additional funding through a combination of equity offerings, debt financing, government or third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or rights of the stockholders. Any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our existing capital stock. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matter, which may make it more difficult for us to obtain additional capital and the pursue business opportunities.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our efforts, our ability to support our business growth and to respond to business challenges could be significantly limited, and we could be forced to halt operations. Accordingly, our business may fail, in which case you would lose the entire amount of your investment in our common stock.

Our independent registered public accounting firm has indicated that our financial condition raises substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2018 a statement that there is substantial doubt as to our ability to continue as a going concern as a result of losses and financial condition on December 31, 2018, unless we are able to obtain additional financing, enter into strategic alliances or sell assets. The reaction of investors to the inclusion of a going concern statement by our auditors, our current lack of cash resources and our potential inability to continue as a going concern may adversely affect our share price and our ability to raise new capital or enter into strategic alliances. If we become unable to obtain additional capital and to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We plan to incur indebtedness to implement our growth and expansion strategy and, as a consequence, may be unprofitable and unsuccessful in achieving our financial and operating goals.

We plan to finance some of our start-up and operating costs through debt leveraging, including one or more equipment lines and one or more lines of credit. This debt could adversely affect our financial performance and ability to:

●	implement our growth and expansion strategy;

●	recoup start-up costs;

●	operate profitably;

●	maintain acceptable levels of liquidity;

●	obtain additional financing in the future for working capital, capital expenditures, development and other general business purposes;

●	obtain additional financing on favorable terms; and

●	compete effectively or operate successfully under adverse economic conditions.

We will manage, but will not own, certain of the medical clinics or employ the medical service providers who will treat patients at the clinics.

Several of our medical clinics will be owned exclusively by a professional service corporation in order to comply with state laws regulating the ownership of medical practices. We will, in turn, through a contractual arrangement, provide long-term, exclusive management services to those professional service corporations and their medical professionals. All employees who provide direct medical services to patients will be employed by the professional service corporation. These management services agreements protect us from certain liability and provide a structured engagement to deliver non-medical, comprehensive management and administrative services to help the medical professionals operate the business. The management services agreements authorize us to act on behalf of the professional service corporation, but do not authorize the professional service corporations to act on our behalf or enter into contracts with third parties on our behalf. We will employ the non-medical provider staff for the clinics and provide comprehensive management and administrative services to help the professional service corporation operate the clinics. We may also loan money to the professional service corporation for certain payroll and development costs, although we have no obligation to do so. This arrangement makes our financial and operational success highly dependent on the professional service corporation. Under our management service agreements, we provide exclusive comprehensive management and related administrative services to the professional service corporation and receive management fees. Due to this financial and operational control by contract, our financial statements consolidate the financial results of the professional service corporations. However, we will have little, if any, tangible assets as to those operations. These characteristics increase the risk associated with an investment in our company.

Our management services agreements may be terminated.

The management services agreements we have with several of our clinics may be terminated by mutual agreement of us and the applicable clinic, by a non-breaching party after 30 days following an uncured breach by the other party, upon a bankruptcy of either party or by us upon 90 days’ prior written notice to the clinic. The termination of a management services agreement would result in the termination of payment of management fees from the applicable clinic, which could have an adverse effect on our operating results and financial condition.

We do not control the delivery of medical care at any of our facilities.

We have no direct control over the medical care in any of our facilities. State medical boards govern the licensing and delivery of medical care within a state. For this reason, the medical practitioners are solely responsible for making medical decisions with their abilities and experience. We run the risk of being associated with a medical practitioner that performs poorly or does not comply with medical board legislation. When we are responsible for the recruitment or staffing of medical professionals, we may hire a professional that delivers care outside of medical protocols. Our inability to exercise control over the medical care and managed centers increases the risks associated with an investment in our company.

State medical boards may amend licensing requirements for medical service providers, service delivery oversight for midlevel practitioners, and ownership or location requirements for the delivery of medical treatments.

We have no direct control over the medical care in any of our facilities. State medical boards govern the licensing and delivery of medical care within a state. Each state medical board controls the level of licensing required for each medical practitioner and the requirements to obtain such a license to deliver medical care. Furthermore, the state medical board typically determines the required practitioner oversight for medical practitioners based on their license achieved, earned degrees and continuing education. The current requirements for these practitioners may change in the future and we run the risk of additional expenses necessary to meet the state medical board requirements. The state medical board may also determine the location in which services are delivered. We risk the loss of revenue or retrofitting expense if the state medical board amends location requirements for the delivery of certain treatments. Similarly, state medical boards may amend ownership or management requirements for the operation of medical clinics within their respective state. The board may also investigate or dispute the legal establishment of owned or managed medical clinics. We risk a material loss of ownership of or management control and subsequent fee from medical clinics that are in our possession or control.

Adverse medical outcomes are possible with conservative and minimally invasive treatments.

Medical practitioners performing services at our IMAC facilities run the risk of delivering treatments for which the patient may experience a poor outcome. This is possible with non-invasive and minimally invasive services alike, including the use of autologous treatments in which a patient’s own cells are used to regenerate damaged tissues. At our IMAC Regeneration Centers, a minimally invasive treatment involves puncturing the skin with a needle or a minor incision which could lead to infection, bleeding, pain, nausea, or other similar results. Non-invasive and conservative physical medicine treatments may possibly cause soft tissue tears, contusions, heart conditions, stroke, and other physically straining conditions. The treatments or potential clinical research studies may yield further patient risks. An adverse outcome may include but not be limited to a loss of feeling, chronic pain, long-term disability, or death. We have obtained medical malpractice coverage in the event an adverse outcome occurs. However, the insurance limits may be exceeded or liability outside of the coverage may adversely impact the financial performance of the business, including any potential negative media coverage on patient volume.

Potential conflicts of interest exist with respect to the management services agreement that we have entered into concerning our clinics in Kentucky, and it is possible our interests and the affiliated owners of those clinics may diverge.

Our medical clinics in Kentucky are held by a professional service corporation that is owned by Matthew C. Wallis, DC, our Chief Operating Officer, a director and co-founder of our company, and Jason Brame, DC, a co-founding member of our company, in order to comply with the state’s laws regulating the ownership of medical practices. The professional service corporation directs the provision of medical services to patients and employs the physicians and registered nurses at the clinics, we do not. Rather, pursuant to the terms of a long-term, exclusive management services agreement, we employ the non-medical provider staff for the clinics and provide comprehensive management and administrative services to help the professional service corporation operate the clinics. We believe that the service fees and other terms of our management services agreement are standard in the outpatient healthcare practice area. Nonetheless, the management services agreement presents the possibility of a conflict of interest in the event that issues arise with regard to the respective medical and non-medical services being provided at the clinics, including quality of care issues of which we become aware and billing and collection matters that we handle on behalf of the physician practices, where our interests may diverge from those of Drs. Wallis and Brame acting on behalf of the professional service corporation. No such issues, however, have occurred during this arrangement.

The management services agreement provides that we will have the right to control the daily operations of the medical clinics subject, in the case of practicing medicine, to the direction of Drs. Wallis and Brame acting on behalf of the professional service corporation. Our interests with respect to such direction may be at odds with those of Drs. Wallis and Brame, requiring them to recuse themselves from our decisions relating to such matters, or even from further involvement with our company.

We comply with applicable state law with respect to transactions (including business opportunities and management services agreements) involving potential conflicts. Applicable state corporate law requires that all transactions involving our company and any director or executive officer (or other entities with which they are affiliated) are subject to full disclosure and approval of the majority of the disinterested independent members of our Board of Directors, approval of the majority of our stockholders or the determination that the contract or transaction is intrinsically fair to us. More particularly, our policy is to have any related party transactions (i.e., transactions involving a director, an officer or an affiliate of our company) be approved solely by a majority of the disinterested independent directors serving on the Board of Directors.

Drs. Wallis and Brame are significant holders of our outstanding shares of common stock and we anticipate they will continue to own a significant percentage of our outstanding shares. Dr. Wallis founded our original IMAC medical clinic in Paducah, Kentucky in August 2000 and, with Jeffrey S. Ervin, our Chief Executive Officer, founded our current company in March 2015. Dr. Wallis, working with Mr. Ervin, will be substantially responsible for selecting the business direction we take, the medical clinics we open in the future and the services we may provide. The management services agreement may present Drs. Wallis and Brame with conflicts of interest.

The loss of the services of Jeffrey S. Ervin or Matthew C. Wallis, DC for any reason would materially and adversely affect our business operations and prospects.

Our financial success is dependent to a significant degree upon the efforts of Jeffrey S. Ervin, our Chief Executive Officer, and Matthew C. Wallis, DC, our Chief Operating Officer. Mr. Ervin, who has unique knowledge regarding the roll-out of our IMAC Regeneration Centers, and Dr. Wallis, who has extensive business contacts, would be extremely difficult to replace. We have entered into employment arrangements with Mr. Ervin and Dr. Wallis, however there can be no assurance that Mr. Ervin or Dr. Wallis will continue to provide services to us. A voluntary or involuntary departure by either executive could have a materially adverse effect on our business operations if we were not able to attract a qualified replacement for him in a timely manner. We do not have a key-man life insurance policy for our benefit on the life of either Mr. Ervin or Dr. Wallis.

We may fail to obtain the business licenses and any other licenses necessary to operate our medical clinics, or the necessary engineering, building, occupancy and other permits to develop the premises for the clinics, which would materially adversely affect our growth and expansion strategy.

If we cannot obtain approval for business licenses or any other licenses necessary to operate our medical clinics, it could materially adversely affect our growth and expansion strategy and could result in a failure to implement our growth and expansion strategy. Failure to obtain the necessary engineering, building, occupancy and other permits from applicable governmental authorities to develop the premises for our medical clinics could also materially adversely affect our growth and expansion strategy and could result in a failure to implement our growth and expansion strategy.

We may face strong competition from other providers in our primary service areas, and increased competition from new competitors, which may hinder our ability to obtain and retain customers.

We will be in competition with other more established companies using a variety of treatments for the conditions and ailments that our services are intended to treat, including orthopedic surgeons, pain management clinics, hospital systems and outpatient surgery centers providing joint reconstruction and related surgeries. These companies may be better capitalized and have more established name recognition than us. We may face additional competition in the future if other providers enter our primary service areas. Competition from existing providers and providers that may begin competing with us in the future could materially adversely affect our operations and financial performance.

Further, the services provided by our company are relatively new and unique. We cannot be certain that our services will achieve or sustain market acceptance, or that a sufficient volume of patients in the Kentucky, Missouri and Tennessee areas will utilize our services. We will be in competition with alternative treatment methods, including those presently existing and those that may develop in the future. As such, our growth and expansion strategy carries many unknown factors that subject us and our investors to a high degree of uncertainty and risk.

We are competing in a dynamic market with risk of technological change.

The market for medical, physical therapy and chiropractic services is characterized by frequent technological developments and innovations, new product and service introductions, and evolving industry standards. The dynamic character of these products and services will require us to effectively use leading and new technologies, develop our expertise and reputation, enhance our current service offerings and continue to improve the effectiveness, feasibility and consistency of our services. There can be no assurance that we will be successful in responding quickly, cost-effectively and sufficiently to these and other such developments.

Our success will depend largely upon general economic conditions and consumer acceptance in our primary service areas.

Our current primary service areas are located in certain geographical areas in the states of Kentucky, Missouri and Tennessee. Our operations and profitability could be adversely affected by a local economic downturn, changes in local consumer acceptance of our approach to healthcare, and discretionary spending power, and other unforeseen or unexpected changes within those areas.

A decline in general economic conditions may adversely affect consumer behavior and spending, including the affordability of elective medical procedures, and as a result may adversely affect our revenue and operating results.

The country may experience an economic downturn or decline in general economic conditions. We are unable to predict the timing and severity of the next economic downturn. Any decline in general economic conditions may cause a decrease in consumer and commercial spending, especially spending on elective medical procedures, which could negatively impact our revenue and operating results.

We are required to comply with numerous government laws and regulations, which could change, increasing costs and adversely affecting our financial performance and operations.

Medical and chiropractic service providers are subject to extensive federal, state and local regulation, including but not limited to regulation by the U.S. Food and Drug Administration, Centers for Medicare & Medicaid Services, and other government entities. We are subject to regulation by these entities as well as a variety of other laws and regulations. Compliance with such laws and regulations could require substantial capital expenditures. Such regulations may be changed from time to time, or new regulations adopted, which could result in additional or unexpected costs of compliance.

Changes to national health insurance policy and third-party insurance carrier fee schedules for traditional medical treatments could decrease patient revenue and adversely affect our financial performance and operations.

Political, economic and regulatory influences are subjecting medical and chiropractic service providers, health insurance providers and other participants in the healthcare industry in the United States to potential fundamental changes. Potential changes to nationwide health insurance policy are currently being debated. We cannot predict what impact the adoption of any federal or state healthcare reform or private sector insurance reform may have on our business.

We receive payment for the services we render to patients from their private health insurance providers and from Medicare and Medicaid. If third-party payers change the expected fee schedule (the amount paid by such payers for services rendered by us), we could experience a loss of revenue, which could adversely affect financial performance.

At the present time, most private health insurance providers do not cover the regenerative medical treatments provided at our medical clinics. However, traditional physical medical treatments provided at our medical clinics, such as physical therapy, chiropractic services and medical evaluations, are covered by most health insurance providers. Medicare and Medicaid take the same position as private insurers and reimburse patients for traditional physical medical treatments but not for regenerative medical treatments. If private health insurance providers and Medicare and Medicaid were to begin covering regenerative medical treatments, the revenue we would receive on a per-treatment basis would likely decline given their tighter fee schedules. Further, such a change might result in increased competition as additional healthcare providers begin offering our customized services.

We could be adversely affected by changes relating to the IMAC Regeneration Center brand name.

We are a holding company in which our medical clinics are formed in separate subsidiaries. Our subsidiaries are currently operating in Kentucky, Missouri and Tennessee. As a consequence of this entity structure, any adverse change to the brand, reputation, financial performance or other aspects of the IMAC Regeneration Center brand at any one location could adversely affect the operations and financial performance of the entire company.

We will depend heavily on the efforts of our key personnel, as well as sports celebrity endorsers.

Our success depends, to a significant extent, upon the efforts and abilities of our officers and key employees, including medical and chiropractic doctors and other practitioners, and our sports celebrity endorsers. Loss or abatement of the services of any of these persons, or any adverse change to the sports celebrity endorsers, could have a material adverse effect on us and our business, operations and financial performance.

Our success also will depend on our ability to identify, attract, hire, train and motivate highly skilled managerial personnel, medical doctors, chiropractors, licensed physical therapists, and other practitioners. Failure to attract and retain key personnel could have a material adverse effect on our business, prospects, financial condition and results of operation. Further, the quality, philosophy and performance of key personnel could adversely affect our operations and performance.

We may incur losses that are not covered by insurance.

We maintain insurance policies against professional liability, general commercial liability and other potential losses of our company. All of the regenerative, medical, physical therapy and chiropractic treatments performed at our clinics are covered by our malpractice insurance; however, there is an upper limit to the payout allowable in the event of our malpractice. Poor patient outcomes for healthcare providers may result in legal actions and/or settlements outside of the scope of our malpractice insurance coverage. Regenerative medicine represents approximately 5% of our patient visits and 31% of our revenue. Future innovations in regenerative medicine may require review or approval of such innovations by governmental regulators. During formal research studies performed in collaboration with regulators, we may be required to obtain new insurance policies and there is no assurance that insurance policy underwriters will provide coverage for such research initiatives. If an uninsured loss or a loss in excess of insured limits occurs, our financial performance and operation could suffer material adverse effects.

We are susceptible to risks relating to investigation or audit by the Centers for Medicare & Medicaid Services (“CMS”), health insurance providers and the IRS.

We may be audited by CMS or any health insurance provider that pays us for services provided to patients. Any such audit may result in reclaimed payments, which would decrease our revenue and adversely affect our financial performance. Our federal tax returns may be audited by the IRS and our state tax returns may be audited by applicable state government authorities. Any such audit may result in the challenge and disallowance of some of our deductions or an increase in our taxable income. No assurance can be made with regard to the deductibility of certain tax items or the position taken by us on our tax returns. Further, an audit or any litigation resulting from an audit could unexpectedly increase our expenses and adversely affect financial performance and operations.

The Food and Drug Administration is actively pursuing bad actors in the regenerative medicine therapy industry, and we could be included in any broad investigation.

The U.S. Food and Drug Administration is actively pursuing bad actors in the regenerative medicine therapy industry. Since we provide regenerative medicine treatments, we may be subject to broad investigations from the FDA or state medical boards regarding the marketing and medical delivery of our treatments. In November 2017, we engaged a medical consulting group to advise us on current protocols in this area and to organize a clinical trial towards an investigational new drug application with the FDA, while pursuing a voluntary regenerative medicine advanced therapy (RMAT) designation under Section 3033 of the 21st Century Cures Act. We have not initiated conversations with the FDA and no assurance can be given that we are able to engage with the FDA or that the FDA will approve us for RMAT designation.

We are very early in our product development efforts with respect to the NeoCyte stem cell regenerative product. If we are unable to advance this or other regenerative medicine products to obtain regulatory approval and ultimately commercialize these products, or experience significant delays in doing so, our business will be harmed.

In August 2018, we acquired a 70% ownership position in BioFirma, LLC. BioFirma was formed to produce and commercialize NeoCyte, an umbilical cord-derived mononuclear cell product. NeoCyte is in development and is expected to be produced within an FDA-registered cGMP laboratory. Once fully developed, we intend to provide NeoCyte to IMAC Regeneration Centers and other physicians’ clinics in the United States. NeoCyte has been evaluated by an independent third-party laboratory to determine high quality and biological characteristics. BioFirma has applied for a trademark on the product name NeoCyte. BioFirma has determined not to pursue a patent on this product at its current stage of development, nor considers the success of its future product development to be dependent upon obtaining a patent.

The FDA has not approved any stem cell-based products for use, other than cord blood-derived hematopoietic progenitor cells for certain indications. NeoCyte is defined as an HCT/P (human cells, tissues, and cellular and tissue-based product), which is intended for implantation, transplantation, infusion, or transfer into a human recipient. Examples of HCT/Ps include, but are not limited to, bone, ligament, skin, dura mater, heart valve, cornea, hematopoietic stem/progenitor cells derived from peripheral and cord blood, manipulated autologous chondrocytes, epithelial cells on a synthetic matrix, and semen or other reproductive tissue. Under current law, certain types of minimally manipulated HCT/Ps do not require premarket approval or the registration, manufacturing, and reporting steps that must be taken to prevent the introduction, transmission, and spread of communicable disease. We believe NeoCyte to be a minimally manipulated HCT/P under current regulations.

We intend to fund research and applications of NeoCyte and other regenerative medicine products. Our ability to generate product revenue, which we do not expect to occur, if at all, for the foreseeable future, will depend heavily on the successful research and application of our regenerative medicine products, which may never occur. We currently generate no revenue from the sale of any product and we may never be able to sell NeoCyte or other products at a profit.

Even if BioFirma obtains regulatory approval for product candidates, the products may not gain market acceptance among physicians, patients, and others in the medical community.

The use of lab-engineered regenerative cellular products for healthcare may not become broadly accepted by physicians, patients and others in the medical community. Various factors will influence whether BioFirma product candidates are accepted in the market, including:

●	the clinical indications for which the product candidates are licensed;

●	physicians and patients considering the product candidates as a safe and effective treatment;

●	the potential and perceived advantages of the product candidates over alternative treatments;

●	the prevalence and severity of any side effects;

●	product labeling or product insert requirements of the FDA or other regulatory authorities;

●	limitations or warnings contained in the labeling approved by the FDA;

●	the timing of market introduction of the product candidates as well as competitive products;

●	the cost of treatment in relation to alternative treatments;

●	the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;

●	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities;

●	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and

●	the effectiveness of BioFirma’s sales and marketing efforts.

Although BioFirma is not utilizing embryonic stem cells, adverse publicity due to the ethical and social controversies surrounding the therapeutic use of such technologies, and reported side effects from any clinical trials using these technologies or the failure of such clinical trials to demonstrate that these therapies are safe and effective may limit market acceptance of our product candidates. If the product candidates are licensed but fail to achieve market acceptance among physicians and patients, BioFirma will not be able to generate significant revenue.

Further, while BioFirma product candidates differ in certain ways from other engineered stem cell products, serious adverse events or deaths in other clinical trials involving engineered stem cells, even if not attributable to BioFirma product or product candidates, could result in increased government regulation, unfavorable public perception and publicity, potential regulatory delays in the testing or licensing of BioFirma product candidates, stricter labeling requirements for those product candidates that are licensed, and a decrease in demand for any such product candidates.

Even if the products achieve market acceptance, BioFirma may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than BioFirma products, are more cost effective or render BioFirma products obsolete.

Any significant disruption in our computer systems or those of third parties that we utilize in our operations could result in a loss or degradation of service and could adversely impact our business.

Our reputation and ability to attract, retain and serve our patients and users is dependent upon the reliable performance of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm these systems. Interruptions in these systems, or to the internet in general, could make our service unavailable or impair our ability to deliver content to our customers. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our services to existing and potential patients.

Our servers and those of third parties we use in our operations are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions and periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Any attempt by hackers to disrupt our service or otherwise access our systems, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and, to date, hackers have not had a material impact on our service or systems. However, this is no assurance that hackers may not be successful in the future. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to implement and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of patients and adversely affect our business and results of operation.

We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party data center. In addition, we utilize third-party internet-based or “cloud” computing services in connection with our business operations. We also utilize third-party content delivery networks to help us stream content to our patients and other parties over the internet. Problems faced by us or our service providers, including technological or business-related disruptions, could adversely impact the experience of our audiences and users.

Our reputation and relationships with patients would be harmed if our patients’ data, particularly personally identifying data, were to be subject to a cyber-attack or otherwise accessed by unauthorized persons.

We maintain personal data regarding our patients, including their names and other information. With respect to personally identifying data, we rely on licensed encryption and authentication technology to secure such information. We also take measures to protect against unauthorized intrusion into our patients’ data. Despite these measures, we could experience, though we have not to date experienced, a cyber-attack or other unauthorized intrusion into our patients’ data. Our security measures could also be breached due to employee error, malfeasance, system errors or vulnerabilities, or otherwise. In the event our security measures are breached, or if our services are subject to attacks that impair or deny the ability of patients to access our services, current and potential patients may become unwilling to provide us the information necessary for them to become users of our services or may curtail or stop using our services. In addition, we could face legal claims for such a breach. The costs relating to any data breach could be material and exceed the limits of the insurance we maintain against the risks of a data breach. For these reasons, should an unauthorized intrusion into our patients’ data occur, our business could be adversely affected. Changes to operating rules could increase our operating expenses and adversely affect our business and results of operations.

Our business is subject to reporting requirements that continue to evolve and change, which could continue to require significant compliance effort and resources.

We are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board (PCAOB), the SEC and The NASDAQ Capital Market, periodically issue new requirements and regulations and legislative bodies also review and revise applicable laws. As interpretation and implementation of these laws and rules and promulgation of new regulations continues, we will continue to be required to commit significant financial and managerial resources and incur additional expenses to address such laws, rules and regulations, which could in turn reduce our financial flexibility and create distractions for management. Any of these events, in combination or individually, could disrupt our business and adversely affect our business, financial condition, results of operations and cash flows.

Changes in accounting principles or guidance, or in their interpretations, could result in unfavorable accounting charges or effects, including changes to our previously filed consolidated financial statements, which could cause our stock price to decline.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant negative effect on our reported results and retrospectively affect previously reported results, which, in turn, could cause our stock price to decline.

We will continue to incur expenses as a result of being a public company and our management expects to devote substantial time to public company compliance programs.

As a public reporting company, we will continue to incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, stock exchange listing requirements and other applicable securities rules and regulations impose various requirements on public companies. Our management and administrative staff will need to devote a substantial amount of time to compliance with these requirements. For example, we will need to adopt and monitor internal controls and disclosure controls and procedures and bear all of the internal and external costs of preparing periodic and current public reports in compliance with our obligations under the securities laws. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention away from product development activities. If for any reason our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We maintain directors’ and officers’ liability insurance coverage, which increases our insurance cost. In the future, it may be more expensive for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee and compensation committee.

In addition, in order to comply with the requirements of being a public company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our principal executive and financial officers. Any failure to develop or maintain effective controls could adversely affect the results of our periodic management evaluations. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate consolidated financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we could be subject to sanctions or investigations by the stock exchange where we are listed, the SEC or other regulatory authorities, and we may not be able to remain listed on a national securities exchange.

We are required to comply with certain SEC rules that implement Section 404 of the Sarbanes-Oxley Act, which require making a formal assessment of the effectiveness of our internal control over financial reporting, and which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. This assessment will need to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a costly and challenging process to document and evaluate our internal control over financial reporting. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting. We will also need to continue to improve our control processes as appropriate, validate through testing that our controls are functioning as documented and implement a continuous reporting and improvement process for our internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.

Our auditors have identified material weaknesses in our internal controls over our financial reporting.

In connection with the audits of our consolidated financial statements for the years ended December 31, 2018 and 2017, our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

We hired a consulting firm to advise on technical issues related to U.S. generally accepted accounting principles as related to the maintenance of our accounting books and records and the preparation of our consolidated financial statements. Although we are aware of the risks associated with not having dedicated accounting personnel, we are also at an early stage in the development of our business. We anticipate expanding our accounting functions with dedicated staff and improving our internal accounting procedures and separation of duties when we can absorb the costs of such expansion and improvement with additional capital resources. In the meantime, management will continue to observe and assess our internal accounting function and make necessary improvements whenever they may be required. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our consolidated financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

As a public reporting company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company, we:

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;

●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

●	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A; and

●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our consolidated financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting, are not required to provide a compensation discussion and analysis, are not required to provide a pay-for-performance graph or CEO pay ratio disclosure, and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.07 billion in annual revenue, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. Under current SEC rules, however, we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter.

Risks Related to Ownership of Our Common Stock and Warrants

Our stock price may be volatile and your investment could decline in value.

The market price of our common stock may fluctuate substantially as a result of many factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of the value of your investment in our common stock and/or warrants. Factors that could cause fluctuations in the market price of our common stock include the following:

●	quarterly variations in our results of operations;

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from those of our competitors;

●	changes in expectations as to our future financial performance, including financial estimates by securities analysts;

●	publication of research reports about us or the outpatient medical clinic business;

●	announcements by us or our competitors of significant contracts, acquisitions or capital commitments;

●	announcements by third parties of significant claims or proceedings against us;

●	changes affecting the availability of financing in the outpatient medical services market;

●	regulatory developments in the outpatient medical clinic business;

●	significant future sales of our common stock;

●	additions or departures of key personnel;

●	the realization of any of the other risk factors presented in this prospectus; and

●	general economic, market and currency factors and conditions unrelated to our performance.

In addition, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to operating performance of individual companies. These broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A class action suit against us could result in significant liabilities and, regardless of the outcome, could result in substantial costs and the diversion of our management’s attention and resources.

The warrants are speculative in nature.

The warrants issued in our initial public offering do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price for a limited period of time. Specifically, commencing on the date of issuance, holders of the warrants may exercise their right to acquire the common stock and pay an exercise price equal to the initial public offering price of the units in our initial public offering, subject to certain adjustments, prior to the fifth anniversary of the date such warrants are issued, after which date any unexercised warrants will expire and have no further value. Moreover, the market value of the warrants, if any, is uncertain and there can be no assurance that the market value of the warrants will equal or exceed their original imputed offering price. Our warrants trade on The NASDAQ Capital Market. There can be no assurance that an active trading market for the warrants will be sustained, or that the market price of the common stock will ever equal or exceed the exercise price of the warrants, and consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, or if our actual results differ significantly from our guidance, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

In addition, from time to time, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of release. Some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Any failure to meet guidance or analysts’ expectations could have a material adverse effect on the trading price or volume of our stock.

Anti-takeover provisions in our charter documents could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

Our corporate documents and the Delaware General Corporation Law contain provisions that may enable our board of directors to resist a change in control of our company even if a change in control were to be considered favorable by you and other stockholders. These provisions:

●	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to help defend against a takeover attempt;

●	establish advance notice requirements for nominating directors and proposing matters to be voted on by stockholders at stockholder meetings;

●	provide that stockholders are only entitled to call a special meeting upon written request by 33 1/3% of the outstanding common stock; and

●	require supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws.

In addition, Delaware law prohibits large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or consolidating with us except under certain circumstances. These provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire.

We have 5,000,000 authorized unissued shares of preferred stock, and our board has the ability to designate the rights and preferences of this preferred stock without your vote.

Our certificate of incorporation authorizes our board of directors to issue “blank check” preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares, without further stockholder approval. The rights of the holders of common stock will be subject to and may be adversely affected by the rights of holders of any preferred stock that may be issued in the future. As indicated in the preceding risk factor, the ability to issue preferred stock without stockholder approval could have the effect of making it more difficult for a third party to acquire a majority of the voting stock of our company thereby discouraging, delaying or preventing a change in control of our company. We currently have no outstanding shares of preferred stock, or plans to issue any such shares in the future.

Concentration of ownership of our common stock among our existing executive officers and directors may limit our other stockholders from influencing significant corporate decisions.

Jeffrey S. Ervin, our Chief Executive Officer, Matthew C. Wallis, DC, our Chief Operating Officer, and our other executive officers and directors own a significant percentage of our outstanding shares. These persons, acting together, are able to influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

We do not expect to pay any dividends on our common stock for the foreseeable future.

We currently expect to retain all future earnings, if any, for future operation, expansion and debt repayment and have no current plans to pay any cash dividends to holders of our common stock for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our operating results, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, we must comply with the covenants in our credit agreements in order to be able to pay cash dividends, and our ability to pay dividends generally may be further limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We manage our business operations from our principal executive office in Brentwood, Tennessee, in approximately 7,500 square feet of leased space. Our office lease extends through July 2024, under which we currently pay $17,465 per month. Our business is conducted at eleven outpatient medical clinics. Our total rent expense was $782,360 under our office and medical clinic leases for 2018. For more information about our outpatient locations and the terms of their leases, see Item 1, “Business - Our Operations” above.

We believe our present office space and locations are adequate for our current operations and for near-term planned expansion.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of our business, as described below. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of final outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

In February 2019, we received notice of a lawsuit involving BioFirma, LLC. We own 70% of the membership interests of BioFirma. As of the date of this filing, the lawsuit is pending; however, we do not believe this will have a material adverse effect on us. The total amount being contested by BioFirma with the opposing party is $30,000.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In connection with the completion of our initial public offering, our common stock and warrants began trading on the Nasdaq Capital Market on February 13, 2019, under the symbols “IMAC” and “IMACW”, respectively. Since our common stock began trading on the Nasdaq Capital Market, the high and low per share sale prices of our common stock were $7.20 and $2.60, respectively, during such period, as reported on the Nasdaq Capital Market.

As of April 16, 2019, there were 37 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Dividend Policy

Our board of directors will determine our future dividend policy based on our result of operations, financial condition, capital requirements and other circumstances. We have not previously declared or paid any cash dividends on our common stock. We anticipate that we will retain earnings to support operations and finance the growth of our business. Accordingly, it is not anticipated that any cash dividends will be paid on our common stock in the foreseeable future. Previously, as a limited liability company, we made periodic minimal distributions to our members, primarily to cover the members’ tax obligations.

Sales of Unregistered Securities

Effective June 1, 2018, we converted from a Kentucky limited liability company into a Delaware corporation. In connection with the conversion, all of our outstanding membership interests were exchanged on a proportional basis into shares of common stock. The issuance of shares of common stock to our members in the conversion was exempt from registration under the Securities Act by virtue of the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transactions did not involve a public offering. No underwriters were involved in the issuances.

On June 1, 2018, we entered into a note payable to the Edward S. Bredniak Revocable Trust in the amount of up to $2,000,000. An existing note payable with this entity with an outstanding balance of $379,675.60 will be combined into the new note payable. The note carries an interest rate of 10% per annum and all outstanding balances are due and payable 13 months after the closing of this offering. The proceeds of this note are being used to satisfy ongoing working capital needs, expenses related to the preparation for this offering, equipment and construction costs related to new clinic locations and potential business combination and transaction expenses. The foregoing issuance was exempt from registration under Section 4(a)(2) of the Securities Act as a sale by an issuer not involving a public offering. No underwriter was involved in the issuance.

Securities Authorized for Issuance Under Equity Compensation Plans

See “2018 Incentive Compensation Plan” under Item 11 in Part III of this Annual Report.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth previously under the caption “Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report.

Information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations gives a financial perspective of IMAC Holdings, Inc. and retrospective effect to the consummation of business transactions involving three companies owning or managing IMAC Regeneration Centers and two companies for which IMAC Holdings, Inc. had no prior ownership or management relationships, along with the related issuance of shares of common stock and/or cash payments in such transactions, each of which were completed between June and August 2018; IMAC Holdings, Inc. along with the foregoing acquired businesses herein referred to as “IMAC Group.” The following discussion and analysis of our financial condition and results of operations covers periods both prior to and subsequent to the Business Transactions (as defined in Item 1. “Business – Business Transactions” above). Accordingly, the discussion and analysis of historical periods do not reflect the significant impact the business transactions had on the Company. Management has used best efforts to clearly document the entities in correlation to the information presented below. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “we,” “us,” “our,” “our company,” “our business” and “IMAC Holdings” are to IMAC Holdings, Inc., a Delaware corporation and prior to the Corporate Conversion, IMAC Holdings, LLC, a Kentucky limited liability company, and, in each case, their consolidated subsidiaries. The business transactions referenced above are with Integrated Medicine and Chiropractic Regeneration Center PSC (through its Management Services Agreement with a wholly owned subsidiary) and IMAC of St. Louis, LLC, which were each consummated in June 2018, and Advantage Hand Therapy and Orthopedic Rehabilitation, LLC, and BioFirma, LLC, which were each consummated in August 2018. A fifth acquisition relates to the buy-out of the minority ownership of other parties of IMAC Regeneration Management of Nashville, LLC.

Overview

We are a provider of movement and orthopedic therapies and minimally invasive procedures performed through our regenerative and rehabilitative medical treatments to improve the physical health of our patients at our fast-growing chain of IMAC Regeneration Centers which we own or manage. Our outpatient medical clinics provide conservative, minimally invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our licensed healthcare professionals evaluate each patient and provide a custom treatment plan that integrates traditional medical procedures and innovative regenerative medicine procedures in combination with physical medicine. We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. The original IMAC Regeneration Center opened in Kentucky in August 2000 and remains the flagship location of our current business, which was formally organized in March 2015. To date, we have opened seven and acquired four outpatient medical clinics in Kentucky, Missouri and Tennessee, and plan to further expand the reach of our facilities to other strategic locations throughout the United States. We have partnered with several active and former professional athletes, opening two Ozzie Smith IMAC Regeneration Centers and two David Price IMAC Regeneration Centers, and recently opened a Tony Delk IMAC Regeneration Center in July 2018. Our outpatient medical clinics emphasize our focus around treating sports and orthopedic injuries as an alternative to traditional surgeries for repair or joint replacement.

Revenues

Our revenue mix is diversified between medical treatments and physiological treatments. Our medical treatments are further segmented into traditional medical and regenerative medicine practices. For the last two full fiscal years, traditional medical treatments comprised approximately 33% of total net patient revenues of IMAC Group, while regenerative medicine accounted for approximately 31% of IMAC Group total net patient revenues. Physiological treatments generated the remainder of our total net patient revenues as physical therapy amounted to 31% and chiropractic care at 5% of such revenues. We are an in-network provider for traditional physical medical treatments, such as physical therapy, chiropractic services and medical evaluations, with most private health insurance carriers. Regenerative medical treatments are typically not covered by insurance, but paid by the patient. For more information on our revenue recognition policies, see “Critical Accounting Policies and Estimates - Revenue Recognition.”

See the tables below for more information regarding our revenue breakdown by service type and payor.

	Year Ended December 31,
	2018	2017

Outpatient facilities revenues	99.04%	83.28%
Other services revenue(1)	0.96%	16.72%

Total	100.00%	100.00%

(1) Other is comprised of administrative and management fees prior to IMAC’s ownership.

Outpatient Facility Revenue

	Year Ended December 31,
	2018	2017
Private insurance payors	25.96%	25.00%
Government payors	20.49%	25.00%
Patient payor	53.56%	50.00%
Other	0.00%	0.00%
Total	100.00%	100.00%

We recorded consolidated patient billings of $16,135,967 and $1,378,313 and realized total net patient revenues, less allowances for contractual adjustments with third-party payers, of $6,637,072 and $654,625 for the years ended December 31, 2018 and 2017, respectively. Our net loss for the years ended December 31, 2018 and 2017 was $3,053,743 and $57,181, respectively.

Procedures performed and visits to our clinics are an indication of business activity. Procedures showed an increase of 1170.34% for the year ended December 31, 2018 compared to the year ended December 31, 2017. Procedures increased from 13,119 for the year ended December 31, 2017 to 166,656 for the year ended December 31, 2018. Visits to our clinics showed an increase of 1469.8% for the year ended December 31, 2018 compared to the year ended December 31, 2017. Visits increased from 4,065 for the year ended December 31, 2017 to 63,812 for the year ended December 31, 2018.

Corporate Conversion

Prior to June 1, 2018, we were a Kentucky limited liability company named IMAC Holdings, LLC. Effective June 1, 2018, we converted into a Delaware corporation pursuant to a statutory merger, or the Corporate Conversion, and changed our name to IMAC Holdings, Inc. All of our outstanding membership interests were exchanged on a proportional basis into shares of common stock of IMAC Holdings, Inc.

Following the Corporate Conversion, IMAC Holdings, Inc. continues to hold all of the property and assets of IMAC Holdings, LLC and all of the debts and obligations of IMAC Holdings, LLC continue as the debts and obligations of IMAC Holdings, Inc. The purpose of the Corporate Conversion was to reorganize our corporate structure so that the top tier entity in our corporate structure is a corporation rather than a limited liability company and so that our existing owners own shares of our common stock rather than membership interests in a limited liability company. Except as otherwise noted herein, the consolidated financial statements included in this prospectus are those of IMAC Holdings, Inc. and its consolidated subsidiaries.

2018 Private Placement

In the first six months of 2018, we received gross proceeds of $1,530,000 from a private placement of our 4% convertible promissory notes. The $1,530,000 and an additional $200,000 in existing equity and payments to investors (plus accrued interest) is convertible into 445,559 shares of our common stock, pursuant to the terms of a Securities Purchase Agreement with 23 accredited investors. The principal amount of the promissory notes was convertible into shares of common stock automatically upon the closing our initial public offering, which was completed in February 2019. The conversion price of the promissory notes was an amount reflecting a 20% discount to the initial public offering price of $5.00 per share.

On June 1, 2018, we entered into a note payable to the Edward S. Bredniak Revocable Trust in the amount of up to $2,000,000. An existing note payable with this entity with an outstanding balance of $379,675.60 was combined into the new note payable. The note carries an interest rate of 10% per annum and all outstanding balances are due and payable 13 months after the closing our initial public offering, which was completed in February 2019. The proceeds of this note are being used to satisfy ongoing working capital needs, expenses related to the preparation for our initial public offering, equipment and construction costs related to new clinic locations and potential business combination and transaction expenses.

Initial Public Offering

On February 15, 2019, we completed our initial public offering of 850,000 units, with each unit consisting one share of our common stock and two warrants each to purchase one share of our common stock, at a combined initial public offering price of $5.125 per unit. The exercise price of the warrants is $5.00 per warrant. The units immediately and automatically separated upon issuance, and the common stock and warrants trade on The NASDAQ Capital Market under the ticker symbols “IMAC” and “IMACW,” respectively.

We received aggregate gross proceeds of $4,356,250 from our initial public offering, before deducting underwriting discounts, commissions and other related expenses. Proceeds from the offering will be used for financing the costs of leasing, developing and acquiring new clinic locations, funding research and new product development activities, and for working capital and general corporate purposes.

In addition, upon the closing of our initial public offering, we issued unit purchase options to Dawson James Securities, Inc., as representative of the several underwriters, and its affiliates entitling them to purchase a number of our securities equal to 4% of the securities sold in the initial public offering. The unit purchase options have an exercise price equal to 120% of the public offering price of the units (or $6.15 per share and two warrants) and may be exercised on a cashless basis. The unit purchase options are not redeemable by us.

Matters that May or Are Currently Affecting Our Business

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	Our ability to identify, contract with, install equipment and operate a large number of outpatient medical clinics and attract new patients to them;

●	Our need to hire additional healthcare professionals in order to operate the large number of clinics we intend to open;

●	Our ability to enhance revenue at each facility on an ongoing basis through additional patient volume and new services;

●	Our ability to obtain additional financing for the projected costs associated with the acquisition, management and development of new clinics, and the personnel involved, if and when needed;

●	Our ability to attract competent, skilled medical and sales personnel for our operations at acceptable prices to manage our overhead; and

●	Our ability to control our operating expenses as we expand our organization into neighboring states.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the consolidated financial statements are prepared. On an ongoing basis, we evaluate our estimates, including those related to insurance adjustments and provisions for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

We believe that, of the significant accounting policies discussed in our Notes to the Consolidated Financial Statements, the following accounting policies require our most difficult, subjective or complex judgments in the preparation of our financial statements.

Revenue Recognition

Our patient service revenue is derived from minimally invasive procedures performed at our outpatient medical clinics and patient visits to physicians. The fees for such services are billed either to the patient or a third-party payer, including Medicare. We recognize patient service revenue, net of contractual allowances, which we estimate based on the historical trend of our cash collections and contractual write-offs in the period in which services are performed.

Other management service fees are derived from management services where we provide billings and collections support to the clinics and where management services are provided based on state specific regulations known as the corporate practice of medicine (“CPM”). Under the CPM, a business corporation is precluded from practicing medicine or employing a physician to provide professional medical services. In these circumstances, we provide all administrative support to the physician-owned professional corporation (“PC”) through a limited liability company. The PC is consolidated due to control by contract (an “SMA” or Service Management Agreement). The fees we derive from these management arrangements are based on a percentage mark-up on the costs of the LLC. We recognize other management service revenue in the period in which services are rendered. These revenues are eliminated in consolidation.

Patient Deposits

Patient deposits are derived from patient payments in advance of services delivered. Our service lines include traditional and regenerative medicine. Regenerative medicine procedures are not paid by insurance carriers; therefore, we typically require up-front payment from the patient for regenerative services and any co-pays and deductibles as required by the patient specific insurance carrier. For some patients, credit is provided through an outside vendor. In this case, we are paid from the outsourced credit vendor and the risk is transferred to the credit vendor for collection from the patient. These funds are accounted for as patient deposits until the procedures are performed at which point the patient deposit is recognized as patient service revenue.

Accounts Receivable

Accounts receivable primarily consists of amounts due from third-party payers (non-governmental), governmental payers and private pay patients and is recorded net of allowances for doubtful accounts and contractual discounts. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. Accordingly, accounts receivable reported in our consolidated financial statements is recorded at the net amount expected to be received. Our primary collection risks are (i) the risk of overestimation of net revenues at the time of billing that may result in our receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies’ denial of claims, (iii) the risk that patients will fail to remit insurance payments to us when the commercial insurance company pays out-of-network claims directly to the patient, (iv) resource and capacity constraints that may prevent us from handling the volume of billing and collection issues in a timely manner, (v) the risk that patients do not pay us for their self-pay balances (including co-pays, deductibles and any portion of the claim not covered by insurance), and (vi) the risk of non-payment from uninsured patients.

Our accounts receivables from third-party payers are recorded net of estimated contractual adjustments and allowances from third-party payers, which are estimated based on the historical trend of our facilities’ cash collections and contractual write-offs, accounts receivable aging, established fee schedules, relationships with payers and procedure statistics. While changes in estimated reimbursement from third-party payers remain a possibility, we expect that any such changes would be minimal and, therefore, would not have a material effect on our financial condition or results of operations. Our collection policies and procedures are based on the type of payer, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payer, physician and patient. We analyze accounts receivable at each of the facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients and written correspondence.

Income Taxes

Prior to June 1, 2018, IMAC Holdings, IMAC Management Services, IMAC Texas, IMAC of St. Louis and IMAC Nashville were limited liability companies and taxed as partnerships. As a result, income tax liabilities were passed through to the individual members. Any future tax benefit arising from post conversion corporate losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the consolidated financial statements. For more information, see “Corporate Conversion.”

Results of Operations for the Twelve Months Ended December 31, 2018 Compared to the Twelve Months Ended December 31, 2017

We own our medical clinics directly or have entered into long-term management services agreements to operate and control these medical clinics by contract. Our preference is to own the clinics; however, some state laws restrict the corporate practice of medicine and require a licensed medical practitioner to own the clinic. Accordingly, our managed clinics are owned exclusively by a medical professional within a professional service corporation (formed as a limited liability company or corporation) under common control with us or eligible members of our company in order to comply with state laws regulating the ownership of medical practices. We are compensated under management services agreements through service fees based on the cost of the services provided, plus a specified markup percentage, and a discretionary annual bonus determined in the sole discretion of each professional service corporation.

The following table sets forth a summary of IMAC Holdings, Inc.’s statements of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017

Patient revenues	$16,135,967	$1,378,313
Contractual adjustments	(9,498,896)	(723,688)
Total patient revenues, net	$6,637,071	$654,625
Other revenue:
Internal management fee revenue	64,000	131,400
Total revenue	6,701,071	786,025
Operating expenses:
Patient expenses	933,907	63,216
Salaries and benefits	4,730,035	967,627
Share-based compensation	14,998	18,747
Advertising and marketing	859,191	119,867
General and administrative	3,063,270	465,740
Depreciation and amortization	651,066	65,895
Total operating expenses	10,252,467	1,701,092
Operating loss	$(3,551,396)	$(915,067)
Other income (expenses):
Interest income	7,541	14,821
Other income (loss)	18,356	(2,744)
Interest expense	(153,824)	(27,151)
Total other income (expenses)	(127,927)	(15,074)
Loss before equity in earnings (loss) of non-consolidated affiliate	$(3,679,323)	$(930,141)
Equity in earnings (loss) of non-consolidated affiliate	(105,550)	13,609
Net loss before income taxes	$(3,784,873)	$(916,532)
Income taxes	-	-
Net loss	$(3,784,873)	$(916,532)
Net loss attributable to the non-controlling interest	731,130	859,351
Net loss attributable to the IMAC Holdings, Inc.	$(3,053,743)	$(57,181)

During 2018, our revenues increased 752.5% to $6.70 million in 2018 from $0.79 million in 2017. We incurred net loss attributable to IMAC Holdings Inc. in 2018 of $3.05 million, compared to net loss of $0.06 million in 2017. The primary reasons for the increase were the costs associated with preparing for, completing and on-going costs relating to our initial public offering, as well as costs associated with our 2018 acquisitions. Overhead costs for IMAC Holdings increased from $0.12 million in 2017 to $3.12 million in 2018.

Revenues

Revenues for 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Revenues:
Outpatient facility services	$6,637	$655
All other	64	131
Total revenues	$6,701	$786

Patient service revenues increased 913.87% to $6.64 million in 2018 compared to $0.65 million in 2017, primarily due to the 2018 acquisitions of IMAC of Kentucky, IMAC of Missouri, and Advantage Health. The decrease in other service revenues is due to a decrease in management and administrative service fees derived from non-consolidated outpatient clinics.

Operating Expenses

Cost of revenues were $0.93 million in 2018 compared to $0.06 million in 2017, with the increase in costs primarily attributable to our 2018 acquisitions and an increase in supply costs associated with a full year of service for IMAC of Tennessee. Acquisitions accounted for $0.72 million of the increase and a full year of service for IMAC of Tennessee accounted for $0.15 million of the increase. As a percentage of revenues, patient expenses were 13.94 % in 2018 compared to 8.04% in 2017.

Operating expenses consist of patient expenses, salaries and benefits, advertising and marketing, general and administrative expenses and depreciation expenses. Patient expenses consist of medical supplies for services rendered.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and benefits expenses were $4.73 million and $0.97 million in 2018 and 2017, respectively. The increase of $3.76 million is attributable to the acquisitions, a full year of staff expense at IMAC of Tennessee and the costs related to the preparation and on-going accounting, legal and operational costs of the public offering. Acquisition salaries and benefit expense was $2.49 million in 2018 with no acquisition related salaries and benefit expense in 2017. New employee salaries and benefits expense increased by $0.14 million in 2018 compared to 2017. The increase is attributable to IMAC of Tennessee included in our operations for 10 operating months for two locations in 2017 compared to 24 operating months for two locations in 2018. IMC of Kentucky, the Lexington facility, was a new facility in 2018. The Lexington facility had $0.23 million in salaries and benefits expense in 2018 with $0 cost in 2017. IMAC overhead costs increased by $1.13 million in 2018 compared to 2017. The increase related to the preparation and on-going accounting and operational costs of being a public company and the restructuring costs associated with aligning resources to support multiple facilities. One-time costs were $225,852 in 2018. As a percentage of revenues, salaries and benefits expenses were 70.59% in 2018 compared to 123.10% in 2017.

Share-based compensation consists of the value of company stock for sponsor efforts outside of an endorsement agreement. At the time of the compensation, our company was still a limited liability company; therefore, compensation was in the form of limited liability company units instead of stock. The units converted to stock effective upon the Company’s conversion from a limited liability company to a corporation.

Share based compensation was $0.015 and $0.019 million in 2018 and 2017, respectively. As a percentage of revenues, share based compensation was 0.002% in 2018 and 2.39% in 2017.

Advertising and marketing consists of marketing, business promotion and brand recognition.

Advertising and marketing was $0.86 million and $0.12 million in 2018 and 2017, respectively. Advertising for acquisitions was $0.30 million and $0 in 2018 and 2017, respectively. Advertising for new clinics was $0.26 million and $0.11 million in 2018 and 2017, respectively. Overhead advertising and marketing associated with going public was $0.30 million and $0.01 million in 2018 and 2017, respectively. As a percentage of revenues, advertising and marketing was 12.82% in 2018 and 15.25% in 2017.

General and administrative (G&A) consists of all other costs other than advertising and marketing, salaries and wages, patient expenses and depreciation.

G&A was $3.06 million and $0.47 million in 2018 and 2017, respectively. The acquisitions accounted for $1.06 million of the increase. New clinics accounted for $0.17 million of the increase with a full year of operations of the IMAC of Tennessee two locations and the IMAC of Kentucky, Lexington location included in 2018 and only one location for IMAC of Tennessee included in 2017. Overhead costs such as accounting, legal, audit, and other costs associated with our initial public offering accounted for $1.4 million of the increase in expense in 2018 as compared to 2017. As a percentage of revenues, general and administrative expense was 45.71% in 2018 and 59.25% in 2017.

We purchase fixed assets, such as equipment or medical equipment, to use in the course of our business activities. We capitalize the full cost of the asset on our balance sheet and depreciate the cost over the asset’s estimated useful life.

We incurred $0.65 million and $0.07 million of depreciation and amortization costs in 2018 and 2017, respectively. The increase of was due to amortization costs associated with the acquisitions of IMAC of Kentucky, IMAC of Missouri, and Advantage Therapy and a full year of depreciation expense related to IMAC of Tennessee and the assets of the acquired companies. As a percentage of revenues, depreciation and amortization expense was 9.72% in 2018 and 8.38% in 2017.

Other income (loss)

Other income (loss) consists of interest expense, interest income, gain on acquisition and loss on disposal of an asset.

We incurred $0.13 million and $0.015 million in other income and losses in 2018 and 2017, respectively. Acquisitions in 2018 accounted for $0.05 million of the increase, new operations accounted for $0.019 million of the increase and additional interest at the corporate level accounted for $0.013 million of the increase.

Loss before equity in earnings (loss) of non-consolidated affiliate

Loss before equity in earnings (loss) of non-consolidated affiliates was $3.68 million and $0.93 million in 2018 and 2017 respectively. Acquisitions accounted for $0.12 million of the increase in loss while the loss for new facilities decreased by $0.31 million in 2018 compared to 2017. Overhead loss increased by $2.95 million from 2018 compared to 2017.

Equity in earnings (loss) of non-consolidated affiliate

Equity in earnings (loss) of non-consolidated affiliate is the proportional share (based on ownership) of the net earnings or losses of an unconsolidated affiliate.

Equity in earnings (loss) of non-consolidated affiliate is the proportional share (based on ownership) of the net earnings or losses of an unconsolidated affiliate. Total equity in earnings (loss) of a non-consolidated affiliate increased by $0.12 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was related to IMAC Holdings’ 36% ownership of the outstanding limited liability company membership units of IMAC of St. Louis.

Net loss attributable to the non-controlling interest

Net loss attributable to the non-controlling interest is the amount of net income (loss) for the period allocated to non-controlling partners of IMAC Holdings, Inc. that is included in the entity’s consolidated financial statements.

Net loss attributable to the non-controlling interest decreased by $0.13 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease in net loss attributable to the non-controlling interest was primarily due to the reduction in loss for IMAC of Tennessee PC for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Net loss

Net loss for the twelve months ended December 31, 2018 was $3.05 million compared to a net loss of $0.57 for the year ended December 31, 2017, The increase in net loss of $3.0 million was the result of additional costs to IMAC Holdings, Inc. for the preparation for our initial public offering, on-going costs associated with becoming a public company and restructuring of facility level resources to the corporate level to prepare for expected growth.

Liquidity and Capital Resources

As of December 31, 2018, we had $194,316 in cash and working capital of $(13,163,058). As of December 31, 2017, we had cash of $127,788 and working capital of $234,638. The decrease in working capital was primarily due to the acquisition liabilities incurred in connection with our business transactions and the increase in notes payable.

In February 2019, we completed an initial public offering of units of our common stock and warrants to purchase our common stock for net proceeds to us of approximately $3,797,916, after deducting underwriting discount and commissions and estimated offering expenses payable by us. We believe the net proceeds of our recent public offering, together with the cash at December 31, 2018 will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months.

As of December 31, 2018, we had approximately $13.8 million in current liabilities. In connection with the closing of our initial public offering in February 2019, we subsequently satisfied approximately $7.2 million in acquisition-related liabilities (see Item 1 “Business - Business Transactions” above) through the issuance of common stock and converted approximately $1.7 million in promissory notes issued in our 2018 private placement into shares of our common stock. Of the remaining current liabilities, approximately $1.2 million represents a mortgage on our new Lexington, Kentucky property, approximately $1.5 million represents an existing note payable to the Edward S. Bredniak Revocable Trust, which is due and payable in the first quarter of 2020, and approximately $454,000 represents patient deposits prior to services being performed, which will be recognized as revenue in the near term. Lastly, we have approximately $1.3 million in current liabilities outstanding to our vendors and in operating lines of credit, which we have historically paid down in the normal course of our business.

As of December 31, 2018, we had an accumulated deficit of ($3,544,820). Prior to our initial public offering, we funded our operations primarily through the sale and issuance of convertible notes, bridge loans, and the use of funds from operations. Accordingly, we anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed or favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in art or in full. Furthermore, even if we believe we have sufficient funds for our current of future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our independent registered public accounting firm has indicated that our financial condition raises substantial doubt as to our ability to continue as a going concern.

Operating Activities

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payers.

The following table sets forth our primary sources and uses of cash for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
Statements of Cash Flow Data:
Net cash used in operating activities	$(1,808,310)	$(436,976)
Net cash used in investing activities	(1,603,773)	(472,515)
Net cash provided by financing activities	3,478,610	161,074
Net (decrease) increase in cash	66,527	(748,417)
Cash, beginning of year	127,788	876,205
Cash, end of year	$194,316	$127,788

During the twelve months ended December 31, 2018, our operating cash flow from operations decreased to $(1,808,310) compared to $(436,976) for the twelve months ended December 31, 2017. This decrease was primarily attributable to our net loss and increase in accounts receivable and security deposits.

Investing Activities

Net cash used in investing activities during the twelve months ended December 31, 2018 and 2017 were $(1,603,773) and $(472,515), respectively. This included $(1,579,842) and $(472,515) for December 31, 2018 and 2017, respectively, related to purchases of property and equipment and leasehold improvements.

Financing Activities

Net cash provided by financing activities during the twelve months ended December 31, 2018 was $3,478,610. Proceeds from notes payable totaled $3,998,195. Proceeds were from a mortgage loan, sale and issuance of convertible notes and a bridge loan. Payments on notes payable totaled $(193,625).

Contractual Obligations

The following table summarizes our contractual obligations by period as of December 31, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 years	More Than 5 Years

Short-term debt obligations	$379,961	$379,961	$-	$-	$-
Long-term debt obligations, including interest	4,776,593	4,479,302	185,401	71,438	40,452
Capital lease obligations, including interest	100,778	16,740	37,726	37,726	8,586
Operating lease obligations	4,585,098	854,759	1,437,182	1,253,105	1,040,052
Total	$9,842,430	$5,730,762	$1,660,309	$1,362,269	$1,089,090

	Year Ended December 31, 2018
	Current Portion	Long Term	Total
Short-term debt obligations	$379,961	$-	$379,961
Long-term debt obligations, including interest	4,459,302	317,291	4,776,593
Capital lease obligations, including interest	16,740	84,038	100,778
Operating lease obligations	854,759	3,730,339	4,585,098
Total contractual obligations	$5,710,762	$4,131,668	$9,842,430

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2018 and 2017. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of IMAC Holdings Inc.

Brentwood, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IMAC Holdings, Inc. (the Company) at December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note [3] to the consolidated financial statements, the Company has sustained losses since inception and has accumulated and working capital deficits at December 31, 2018. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note [3]. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2017.

Boca Raton, Florida

April 16, 2019

IMAC Holdings, Inc.

Consolidated Balance Sheets

December 31, 2018 and 2017

	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$194,316	$127,788
Accounts receivable, net	303,630	138,981
Due from related parties	-	347,648
Other assets	170,163	94,044
Total current assets	668,109	708,462

Property and equipment, net	3,333,638	542,791

Other assets:
Goodwill	2,042,125	-
Intangible assets, net	4,257,434	-
Deferred IPO Costs	335,318	-
Security deposits	438,163	27,828
Total other assets	7,073,040	27,828

Total assets	$11,074,787	$1,279,081

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,261,582	$56,665
Acquisition liabilities	7,259,208	-
Patient deposits	454,380	130,906
Due to related parties	-	95,501
Notes payable, current portion	4,459,302	157,932
Capital lease obligation, current portion	16,740	7,820
Line of credit	379,961	25,000
Total current liabilities	13,831,173	473,824

Long-term liabilities:
Notes payable, net of current portion	317,291	456,152
Capital Lease Obligation, net of current portion	84,038	52,494
Deferred Rent	197,991	64,753
Lease Incentive Obligation	576,454	60,428

Total liabilities	15,006,947	1,107,651

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 authorized, 0 issued and outstanding	-	-
Common stock; $0.001 par value, 30,000,000 authorized, 6,582,737 shares issued and outstanding	6,583	6,583
Additional paid-in capital	1,231,917	1,231,917
Accumulated deficit	(3,544,820)	(491,076)
Non-controlling interest	(1,625,840)	(575,994)
Total stockholders’ equity (deficit)	(3,932,160)	171,430

Total liabilities and stockholders’ equity (deficit)	$11,074,787	$1,279,081

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017

Patient revenues	$16,135,967	$1,378,313
Contractual adjustments	(9,498,896)	(723,688)
Total patient revenue, net	6,637,071	654,625

Management fees	64,000	131,400
Total revenue	6,701,071	786,025

Operating expenses:
Patient expenses	933,907	63,216
Salaries and benefits	4,730,035	967,627
Share-based compensation	14,998	18,747
Advertising and marketing	859,191	119,867
General and administrative	3,063,270	465,740
Depreciation and amortization	651,066	65,895
Total operating expenses	10,252,467	1,701,092

Operating loss	(3,551,396)	(915,067)

Other income (expense):
Interest income	7,541	14,821
Other income (loss)	18,356	(2,744)
Interest expense	(153,824)	(27,151)
Total other income (expenses)	(127,927)	(15,074)

Loss before equity in earnings (loss) of non-consolidated affiliate	(3,679,323)	(930,141)

Equity in earnings (loss) of non-consolidated affiliate	(105,550)	13,609

Net loss before income taxes	(3,784,873)	(916,532)

Income taxes	-	-

Net loss	(3,784,873)	(916,532)

Net loss attributable to the noncontrolling interest	731,130	859,351

Net loss attributable to IMAC Holdings, Inc.	$(3,053,743)	$(57,181)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.46)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	6,582,737	6,552,679

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2018 and 2017

	Common Stock		Additional	Non
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total
Balance, December 31, 2016	6,492,563	$6,493	$1,194,507	$283,357	$(433,896)	$1,050,461

Issuance of shares for services	90,174	90	37,410	-	-	37,500

Net loss	-	-	-	(859,351)	(57,181)	(916,532)
Balance, December 31, 2017	6,582,737	$6,583	$1,231,917	$(575,994)	$(491,077)	$171,429

Purchase of non-controlling interest	-	-	-	(318,716)	-	(318,716)

Net loss	-	-	-	(731,130)	(3,053,743)	(3,784,873)
Balance, December 31, 2018	6,582,737	$6,583	$1,231,917	$(1,625,840)	$(3,544,820)	$(3,932,160)

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(3,784,873)	$(916,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	651,067	65,895
Deferred rent	133,238	64,753
Equity in (earnings) loss of non-consolidated affiliate	(105,550)	13,609
(Increase) decrease in operating assets:
Accounts receivable, net	(170,235)	208,416
Due from related parties	(95,501)	-
Other assets	(70,038)	(90,296)
Security deposits	(410,335)	(27,828)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,204,417	53,673
Patient deposits	323,474	130,906
Lease incentive obligation	516,026	60,428
Net cash used in operating activities	(1,808,310)	(436,975)

Cash flows from investing activities:
Purchase of property and equipment	(1,579,842)	(472,515)
Cash paid for acquisitions	(23,931)	-
Net cash used in investing activities	(1,603,773)	(472,515)

Cash flows from financing activities:
Proceeds from notes payable	3,998,195	200,000
Payments on notes payable	(193,625)	(85,916)
Proceeds from line of credit	175,000	25,000
Payments on line of credit	(140,000)	-
Payments on capital lease obligation	(25,642)	(1,901)
Payment to non-controlling interest	-	(13,609)
Deferred IPO Costs	(335,318)
Contributions from members	-	37,500
Net cash provided by financing activities	3,478,610	161,074

Net increase (decrease) in cash	66,527	(748,416)

Cash, beginning of year	127,789	876,205

Cash, end of year	$194,316	$127,789

Supplemental cash flow information:
Interest paid	$153,824	$27,151
Taxes paid	$-	$-

Non Cash Financing and Investing:
Assets acquired through acquisition liabilities	$7,259,208	$-

See notes to consolidated financial statements

Note 1 – Description of Business

IMAC Holdings, Inc. and its Affiliates (the “Company”) provide orthopedic therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. The Company has opened two (2) medical clinics located in Tennessee during 2017 and opened or acquired through Management Service Agreements nine (9) medical clinics located in Kentucky and Missouri at December 31, 2018. The Company has partnered with several well-known sports stars such as Ozzie Davis and David Price in opening its medical clinics, with a focus around treating sports injuries.

Effective June 1, 2018, the Company converted from IMAC Holdings, LLC a Kentucky Limited Liability Company to IMAC Holdings, Inc. a Delaware Corporation. This accounting change has been given retrospective treatment in the consolidated financial statements.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of IMAC Holdings, Inc. (“IMAC Holdings”) and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) and IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); and the following which prior to June 1, 2018 was held as a minority interest, IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”).

In June 2018, the Company consummated certain transactions resulting in the acquisition of the outstanding equity interests in IMAC St. Louis and Clinic Management Associates of KY, LLC (“CMA of KY”), an entity which consolidates Integrated Medical and Chiropractic Regeneration Center, PSC (“IMAC Kentucky”) due to control by contract. These entities are included in the consolidated financial statements from the date of acquisition.

In August 2018, the Company acquired 100% of Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”) and 70% of BioFirma LLC (“BioFirma”). Both companies are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity.

All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the consolidated financial statements are prepared. On an ongoing basis, the Company evaluates its estimates, including those related to insurance adjustments and provisions for doubtful accounts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Revenue Recognition

The Company’s patient service revenue is derived from non-surgical procedures performed at our outpatient medical clinics and patient visits to physicians. The fees for such services are billed either to the patient or a third- party payer, including Medicare. We recognize patient service revenue, net of contractual allowances, which we estimate based on the historical trend of our cash collections and contractual write-offs.

Other management service fees are derived from management services where the Company provides billings and collections support to the clinics and where management services are provided based on state specific regulations known as the corporate practice of medicine (“CPM”). Under the CPM, a business corporation is precluded from practicing medicine or employing a physician to provide professional medical services. In these circumstances, the Company provides all administrative support to the physician-owned PC through an LLC. The PC is consolidated due to control by contract (an “MSA” – Management Services Agreement). The fees we derive from these management arrangements are either based on a predetermined percentage of the revenue of each clinic or a percentage mark up on the costs of the LLC. We recognize other management service revenue in the period in which services are rendered. These revenues are earned by IMAC Nashville and IMAC Management and are eliminated in consolidation to the extent owned.

Patient Deposits

Patient deposits are derived from patient payments in advance of services delivered. Our service lines include traditional and regenerative medicine. Regenerative medicine procedures are rarely paid by insurance carriers; therefore, the Company typically requires up-front payment from the patient for regenerative services and any co-pays and deductibles as required by the patient specific insurance carrier. For some patients, credit is provided through an outside vendor. In this case, the Company is paid from the credit card company and the risk is transferred to the credit card company for collection from the patient. These funds are accounted for as patient deposits until the procedures are performed at which point the patient deposit is recognized as patient service revenue.

Fair Value of Financial Instruments

The carrying amount of accounts receivable, accounts payable and acquisition liabilities approximate their respective fair values due to the short- term nature. The carrying amount of the line of credit and note payable approximates fair values due to their market interest rates. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of amounts due from third-party payers (non-governmental), governmental payers and private pay patients and is recorded net of allowances for doubtful accounts and contractual discounts. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. Accordingly, accounts receivable reported in the Company’s consolidated financial statements is recorded at the net amount expected to be received. The Company’s primary collection risks are (i) the risk of overestimation of net revenues at the time of billing that may result in the Company receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies’ denial of claims, (iii) the risk that patients will fail to remit insurance payments to the Company when the commercial insurance company pays out-of-network claims directly to the patient, (iv) resource and capacity constraints that may prevent the Company from handling the volume of billing and collection issues in a timely manner, (v) the risk that patients do not pay the Company for their self-pay balances (including co-pays, deductibles and any portion of the claim not covered by insurance) and (vi) the risk of non-payment from uninsured patients.

The Company’s accounts receivable from third-party payers are recorded net of estimated contractual adjustments and allowances from third-party payers, which are estimated based on the historical trend of the Company’s facilities’ cash collections and contractual write- offs, accounts receivable aging, established fee schedules, relationships with payers and procedure statistics. While changes in estimated reimbursement from third-party payers remain a possibility, the Company expects that any such changes would be minimal and, therefore, would not have a material effect on the Company’s financial condition or results of operations. The Company’s collection policies and procedures are based on the type of payer, size of claim and estimated collection percentage for each patient account. The operating systems used to manage the Company’s patient accounts provide for an aging schedule in 30-day increments, by payer, physician and patient. The Company analyzes accounts receivable at each of the facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients and written correspondence.

Allowance for Doubtful Accounts, Contractual and Other Discounts

Management estimates the allowance for contractual and other discounts based on its historical collection experience and contracted relationship with the payers. The services authorized and provided and related reimbursement are often subject to interpretation and negotiation that could result in payments that differ from the Company’s estimates. The Company’s allowance for doubtful accounts is based on historical experience, but management also takes into consideration the age of accounts, creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. An account may be written-off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible. Uncollectible balances are written-off against the allowance. Recoveries of previously written-off balances are credited to income when the recoveries are made.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Additions and improvements to property and equipment are capitalized at cost. Depreciation of owned assets and amortization of leasehold improvements are computed using the straight-line method over the shorter of the estimated useful lives of the related assets or the lease term. The cost of assets sold or retired, and the related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in other income (expense) for the year. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

The Company capitalizes the fair value of intangible assets acquired in business combinations. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include trade names, non-compete agreements, customer relationships and contractual agreements.

Goodwill

The Company tests goodwill for impairment on an annual basis, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value.

Our goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The goodwill generated from the business combinations is primarily related to the value placed on the employee workforce and expected synergies. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition. There was no goodwill impairment for the years presented.

Long-Lived Assets

Long-lived assets such as property and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairments of long lived assets for the years presented.

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $859,191 and $119,867 for the years ended December 31, 2018 and 2017, respectively.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of the conversion option embedded in convertible debt. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect.

Income Taxes

IMAC Management, IMAC Texas, and IMAC Nashville are limited liability companies and are taxed as partnerships. IMAC Holdings was taxed as a partnership through May 31, 2018. As a result, income tax liabilities are passed through to the individual members. Accordingly, no provision for income taxes were reflected in the consolidated financial statements for periods prior to May 31, 2018 at which time the Company converted from a Limited Liability Company to a Delaware Corporation.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At December 31, 2018 and 2017, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2016 are open and subject to examination by the taxing authorities.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of collecting data and designing processes and controls to account for its leases in accordance with the new guidance. The Company expect that the adoption of ASU 2016-02 will result in the recognition of right of use assets and related obligations on our consolidated financial statements.

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s consolidated financial statements are prepared in accordance with GAAP including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception and has a deficiency in working capital of approximately $13.1 million at December 31, 2018. The Company had a net loss of approximately $3.7 million and used cash of $1.8 million in its operations. The Company expects to continue to incur significant expenditures to develop and expand its owned and managed outpatient medical clinics.

Management recognizes that the Company must obtain additional resources to successfully integrate its acquired and managed clinics and implement its business plans. To date, the Company has received funding in the form of indebtedness. Subsequent to December 31, 2018, the Company completed an initial public offering of 850,000 units, in which the Company received aggregate gross proceeds of approximately $4.3 million and extinguished liabilities of approximately $7.2 million. Management plans to continue to raise funds and/or refinance our indebtedness to support our operations in 2019 and beyond. However, no assurances can be given that the Company will be successful. If management is not able to timely and successfully raise additional capital and/or refinance indebtedness, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000. The Company has not experienced any losses on such accounts and does not feel it is exposed to any significant risk with respect to cash.

Revenue and Accounts Receivable

The Company had the following revenue and accounts receivable concentrations:

	December 31
	2018		2017
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable

Patient payment	54%	54%	50%	50%
Medicare payment	20%	20%	25%	25%
Insurance payment	26%	25%	25%	25%

Note 5 – Accounts Receivable

Accounts receivable consisted of the following at December 31:

	December 31
	2018	2017

Gross accounts receivable	$314,185	$295,704
Less: allowance for doubtful accounts and contractual adjustments	(10,555)	(156,723)
Accounts receivable, net	$303,630	$138,981

Note 6 – Business Acquisitions

During June 2018, the Company acquired two companies for an aggregate consideration of approximately $6.1 million, to be paid in equity. The operating results of these two companies have been included in the Company’s consolidated financial statements from their dates of acquisition. The Company accounted for the transactions as business combinations, and has allocated the purchase consideration to the net assets acquired based on estimated fair values.

In addition, during June 2018, the Company acquired the non-controlling interest held in a majority-owned subsidiary for $300,000 to be paid in equity.

During August 2018, the Company acquired two companies for an aggregate consideration of approximately $900,000, to be paid in cash and equity. The operating results of these two companies have been included in the Company’s consolidated financial statements from their dates of acquisition. The Company accounted for the transactions as business combinations, and has allocated the purchase consideration to the net assets acquired based on estimated fair values.

IMAC Kentucky

On June 29, 2018, IMAC Management completed a merger of CMA of KY, which was merged into IMAC Management. Through this merger, IMAC Management has a long-term MSA to provide exclusive comprehensive management and related administrative services to IMAC Kentucky, an entity engaged in the practice of medicine through physicians and nurse practitioners. Under the MSA, the Company receives service fees based on the cost of the services provided, plus a specified markup percentage, and a discretionary annual bonus.

The Company has included the consolidated financial results of IMAC Kentucky in the consolidated financial statements from the date of acquisition.

IMAC St. Louis

On June 1, 2018 the Company acquired the remaining 64% membership interest in IMAC St. Louis not already owned, increasing the Company’s ownership to 100%. IMAC St. Louis operates two (2) Ozzie Smith Centers in Missouri. Pursuant to the terms of a Unit Purchase Agreement, the Company agreed to pay the current owners, upon the closing of our IPO offering, an amount equal to 1.05 times the total collections from payments at the Centers on account of regeneration-related services and associated products from the period from June 1, 2017 to May 31, 2018, or $1,490,632. The purchase consideration will be payable in the form of shares of our common stock based on the price per share in the IPO offering. See Note 17.

The Company has included the financial results of IMAC St. Louis in the consolidated financial statements from June 1, 2018, the date of acquisition.

IMAC Nashville

Also, on June 1, 2018 the Company acquired the remaining 25% of the outstanding units of the limited liability company membership interests not already owned by the Company in IMAC Nashville for $300,000 and will be payable in the form of shares of our common stock based on the price per share in the IPO. See Note 17.

Advantage Therapy

On August 1, the Company entered into an agreement to purchase all outstanding membership units of Advantage Therapy. The purchase price for the interests was equal to the dollar amount represented by .7 times the total Collections from payments for service in the Company account from June 1, 2017 to May 31, 2018, or approximately $892,000, of which $870,000 and $22,000 and will be payable in equity and cash, respectively. See Note 17.

The Company has included the financial results of Advantage Therapy in the consolidated financial statements from August 1, 2018, the date of acquisition.

BioFirma

On August 1, 2018, the Company entered into an agreement to purchase 70% of all outstanding membership units of BioFirma LLC. The purchase price for the interests was $1,000 paid in cash. BioFirma owns a trademark on NeoCyte, an umbilical cord-derived mononuclear cell product following FDA cGMP regulations. The Company has committed up to $1,000,000 of offering proceeds for further research and development of NeoCyte and other regenerative medicine products.

The Company has included the financial results of BioFirma in the consolidated financial statements from August 1, 2018, the date of acquisition.

The following table summarizes the fair value of consideration paid and the allocation of purchase price to the fair value of net assets acquired for the business acquisitions:

	IMAC Kentucky	IMAC St. Louis	Advantage Therapy	BioFirma
Property & equipment	$607,257	$-	$18,647	$-
Intangible Assets	4,224,113	264,000	37,000	1,429
Goodwill	-	1,327,507	713,189	-
Other assets	5,521	-	255,018	-
Current liabilities	(119,902)	-	(50,948)	-
Noncurrent liabilities	(118,413)	-	(79,975)	-
Non-controlling interest	-	-	-	(429)
	$4,598,576	$1,591,507	$892,931	$1,000

The acquired businesses contributed revenues of $4,987,271 and losses of $251,861 to the Company from the periods acquired to December 31, 2018. The following unaudited pro forma summary presents consolidated information of the Company as if the business transactions had occurred on January 1, 2017:

	Pro forma year ended	Pro forma year ended
	December 31, 2018	December 31, 2017
	(unaudited)	(unaudited)

Revenue	$10,490,906	$9,596,315

Loss	$(4,567,942)	$(2,187,530)

Note 7 – Property and Equipment

Property and equipment consisted of the following at December 31:

	Estimated	December 31
	Useful Life in Years	2018	2017

Land and Building	40	$1,175,000	$-
Leasehold improvements	Shorter of asset or lease term	1,427,828	254,515
Equipment	1.5 - 7	1,180,093	354,171
Total property and equipment		3,782,921	608,686
Less: accumulated depreciation		(449,283)	(65,895)
Total property and equipment, net		$3,333,638	$542,791

In March 2018, the Company purchased real estate in Lexington Kentucky for the development of an IMAC facility for approximately $1.2 million. The Company funded the purchase with a note payable. See Note 11.

Depreciation was $383,388 and $65,895 for the years ended December 31, 2018 and 2017, respectively.

Note 8 – Intangibles Assets and Goodwill

Intangible assets that were acquired in connection with the acquisition transactions (Note 6) during 2018:

		December 31, 2018
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreement	20 years	$4,224,113	$(211,206)	$4,012,907
Non-compete agreements		301,000	(56,472)	244,528
Definite lived assets	3 years	4,525,113	(267,678)	4,257,435
Goodwill		2,042,125	-	2,042,125
Total intangible assets and goodwill		$6,567,238	$(267,678)	$6,299,560

Estimated future amortization of intangible assets is as follows:

Years Ending December 31,

2019	$522,744
2020	522,744
2021	466,273
2022	422,411
2023	422,411
Thereafter	1,900,852
$4,257,435

Note 9 – Operating Leases

The Company has certain cancelable and non-cancelable operating leases for facilities used in the treatment of patients, which expire on various dates through 2027. Certain leases contain renewal options.

Rent expense for these operating leases was $603,712 and $191,758 during the years ended December 31, 2018 and 2017, respectively.

The required future minimum lease payments under the remaining non-cancelable operating leases consists of the following at December 31, 2018:

Years Ending December 31,	Amount

2019	$855,140
2020	795,279
2021	643,481
2022	619,074
2023	611,571
Thereafter	1,007,603
Total	$4,532,148

Note 10 – Lines of Credit

IMAC St. Louis had a $150,000 line of credit with a financial institution that matured on November 15, 2018. The line bore interest at 4.25% per annum. The line was secured by substantially all of the Company’s assets and personally guaranteed by the members. The LOC had a $0 and $150,000 balance at December 31, 2018 and 2017, respectively.

IMAC Nashville has a $150,000 line of credit with a financial institution that matured on October 15, 2018. The line bore interest at 6.50% per annum. The line is secured by substantially all of the Company’s assets and personally guaranteed by the members. The LOC had a $150,000 and $25,000 balance at December 31, 2018 and 2017, respectively. The line of credit was repaid in February 2019.

IMAC Kentucky has a $150,000 line of credit with a financial institution that matured on August 1, 2018. The line bears interest at 4.25% per annum. The line was secured by substantially all of the IMAC Kentucky’s assets and personally guaranteed by the members. The LOC had a $150,000 and $100,000 balance at December 31, 2018 and 2017, respectively.

Advantage Therapy has a $100,000 line of credit with a financial institution that matures on November 20, 2020. The line bears interest at a variable rate which is currently 6.0% per annum. The line is secured by substantially all of IMAC Holding’s assets. The LOC had a $79,975 balance at December 31, 2018.

Note 11-Notes Payable

	December 31
	2018	2017

Note payable to The Edward S. Bredniak Trust in the amount of up to $2,000,000. An existing note payable with this entity in the amount of $379,676 has been combined into the new note payable. The note carries an interest rate of 10% per annum and all outstanding balances are due and payable upon the closing of an Initial Public Offering. See Note 17.	$1,584,426	$414,084

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matures on May 15, 2023, and is secured by the personal guarantees of the Company’s members.	125,670	200,000

Convertible notes interest accrued at 4%, and converted to common stock upon the closing of the Initial Public Offering. See Note 17. The notes may be converted to equity at or prior to maturity at a 20% discount to the per share price of a sale of equity securities. At the time of issuance of the convertible notes, the Company was unable to calculate the amount of a beneficial conversion (“BCF”) and related discount to be recorded until the occurrence of a Qualified Financing by the Company. Once the Qualified Financing has occurred, the Company will recognize the BCF and related interest charge associated with the discount, and the BCF will be classified as a liability if it meets the conditions for derivative treatment at the time of recognition.	1,540,000	-

$1.2 million mortgage loan with a financial institution. The loan agreement is for 6-months and carries an interest rate 3.35%. The loan matured in 2018 and was extended to 2019. It is currently interest only and is now on a month to month basis.	1,232,500	-

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	105,374	-

Note payable to a financial institution in the amount of $200,000 dated May 4, 2016. The note requires 60 monthly installments of $3,881 including principal and interest at 4.25%. The note matures on May 4, 2021, and is secured by the equipment and personal guarantees of the Company’s members.	106,778	-

Note payable to an employee in the amount of $101,906 dated March 8, 2017. The note requires 5 annual installments of $23,350 including principal and interest at 5%. The note matures on December 31 2021, and is unsecured.	60,000	-

Note payable to a financial institution in the amount of $133,555 dated September 17, 2014. The note requires 60 monthly installments of $2,475 including principal and interest at 4.25%. The note matures on September 17, 2019.	21,845	-
	4,776,593	614,084
Less: current portion:	(4,459,302)	(157,932)
	$317,291	$456,152

Principal maturities of notes payable are as follows at December 31, 2018:

Years Ending December 31,	Amount

2019	$4,459,302
2020	104,434
2021	100,967
2022	43,935
2023	27,503
Thereafter	40,452
Total	$4,776,593

Note 12 – Related Party Transactions

From time to time, the Company advances funds to, and receives funds from, entities with common ownership. At December 31, 2018 and 2017 the amounts owed to related parties were $0 and $95,501, respectively.

The Company contracts with SpeakLife to provide staff training and patient advocacy services for $99,000 per year. SpeakLife is owned by the Company’s Executive Vice President of Clinical Operations. This contract was terminated June 30, 2018.

The Company contracts with UCI to provide marketing services to chiropractic practitioners and sources opportunities to expand chiropractic practices into regenerative medicine for $144,000 per year. UCI is owned by the spouse of the Company’s Chief Operations Officer. This contract was terminated June 30, 2018.

Note 13 – Shareholders’ Equity

Prior to the Company’s conversion to a corporation, the Company had 400 member units authorized with 365 units issued and outstanding.

On June 1, 2018, the Company converted its 365 outstanding member units into 6,582,737 shares of common stock with a $0.001 par value. The conversion has been given retrospective treatment.

During 2016, the Company issued 2,524,885 shares of common stock for cash in the amount of $1,350,000, and 360,698 shares of common stock for services valued at $150,000.

During 2017, the Company issued 90,174 shares of common stock for services valued at $37,500.

The Company also has entered into certain agreements which may entitle or require the Company to settle its obligations through the issuance of common stock. See Note 17.

Note 14 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 50% of up to 6 % of total compensation for those employees making salary deferrals. The Company made contributions of $39,115 and $13,379 during 2018 and 2017, respectively.

Note 15 – Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Deferred tax benefit at the federal statutory rate	21%
Valuation allowance	-21%
0%

At December 31, 2018, the Company has a net operating loss carryforward of approximately $3.7 million for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2018. The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

Note 16 – Commitments and Contingencies

In connection with the acquisition transactions (Note 6), the Company has committed to fund these transactions using a combination of cash and shares of common stock.

In addition, in connection with an agreement with a consultant to provide strategic advisory services, the Company has committed to pay a monthly fee, in addition to a contingent fee payable in shares of common stock upon the effectiveness of a registration statement.

The Company is subject to extensive regulation, including health insurance regulations directed at ascertaining the appropriateness of reimbursement, preventing fraud and abuse and otherwise regulating reimbursement. To ensure compliance, various insurance providers often conduct audits and request patient records and other documents to support claims submitted by the Company for payment of services rendered to customers. In the event that an audit results in discrepancies in the records provided, insurance providers may be entitled to extrapolate the results of the audit to make overpayment demands based on a wider population of claims than those examined in the audit.

The Company is subject to threatened and asserted various legal proceedings in the ordinary course of business. The outcome of any legal proceeding is not within the Company’s complete control, it is often difficult to predict and is resolved over very long periods of time. Estimating probable losses associated with any legal proceedings or other loss contingencies are very complex and require the analysis of many factors including assumptions about potential actions by third parties. Loss contingencies are disclosed when there is at least a reasonable possibility that a loss has been incurred and are recorded as liabilities in the consolidated financial statements when it is both (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or cannot be reasonably estimated, a liability is not recorded in the financial statements.

In February 2019, the Company was made aware of a lawsuit involving a contract dispute with BioFirma. Management believes the ultimate resolution of this matter will not have a material impact on the Company’s financial condition or results of operations.

Note 17 – Subsequent Events

During February 2019, the Company completed an initial public offering of securities and issued 850,000 shares of its common stock, along with 1,700,000 warrants to purchase common stock and an option to purchase 34,000 shares of common stock for gross proceeds of $4,356,815. The Company also issued 445,559 shares of common stock upon conversion of its convertible notes.

On April 1, 2019, the Company entered into an agreement for the acquisition of ISDI Holdings Inc., an Illinois holding company of a practice management group that manages three clinics in the Chicago, Illinois area. The acquisition, which is subject to certain closing conditions precedent, is expected to close during the second quarter of 2019.  In connection with the acquisition, the Company will issue approximately 1,002,306 restricted shares of the Company’s common stock as purchase price consideration.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(1)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2018. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

We hired a consulting firm to advise on technical issues related to U.S. generally accepted accounting principles as related to the maintenance of our accounting books and records and the preparation of our consolidated financial statements. Although we are aware of the risks associated with not having dedicated accounting personnel, we are also at an early stage in the development of our business. We anticipate expanding our accounting functions with dedicated staff and improving our internal accounting procedures and separation of duties when we can absorb the costs of such expansion and improvement with additional capital resources. In the meantime, management will continue to observe and assess our internal accounting function and make necessary improvements whenever they may be required. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

(2)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2018.

(3)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position

Jeffrey S. Ervin	41	Chief Executive Officer and Director

Matthew C. Wallis, DC	45	Chief Operating Officer and Director

Ian A. White, Ph.D.	44	Chief Scientific Officer

D. Anthony Bond, CPA	57	Chief Financial Officer

David Ellwanger	58	Director

George Hampton	49	Director

Dean Weiland	63	Director

Jeffrey S. Ervin co-founded our company in March 2015 and serves as our Chief Executive Officer and a member of our Board of Directors. Mr. Ervin earned his M.B.A. from Vanderbilt University and has a history of working within strategic finance roles in the healthcare and high tech industries. Following his M.B.A., Mr. Ervin was the Senior Financial Analyst and Vice President of Finance for the Baptist Hospital System of Nashville from 2006 to September 2011, responsible for sourcing and managing direct investments to satisfy pension obligations. After these five years, Mr. Ervin joined Medicare.com parent Medx Publishing in October 2011 as the senior financial officer tasked with building administrative functions to satisfy rapid growth in the CMS education sector. During this time through March 2015, Medicare.com earned INC. 500 recognition and he was instrumental in the acquisition of Medicaid.com which was sold to United Healthcare Group. Mr. Ervin was also responsible for the disposition and ultimate sale of Medicare.com to eHealth Insurance.

As our Chief Executive Officer and a director, Mr. Ervin leads the Board and manages our company. Mr. Ervin brings extensive healthcare services industry knowledge and a deep background in growing early stage companies, mergers and acquisitions and capital market activities. His service as the Chief Executive Officer and a director creates a critical link between management and the Board.

Matthew C. Wallis, DC co-founded our company in March 2015 and serves as our Chief Operating Officer and a member of our Board of Directors. Dr. Wallis established the first Integrated Medicine and Chiropractic (IMAC) Regeneration Center in August 2000 and has led the Paducah, Kentucky center since then. Prior to establishing the first IMAC medical clinic, Dr. Wallis practiced as a licensed chiropractor in Kentucky. As our Chief Operating Officer, Dr. Wallis, has implemented consistent operating efficiencies for our sales, marketing and serviced delivery operations. Dr. Wallis received a Doctor of Chiropractic (DC) degree from Life University.

Dr. Wallis’ 18 years of experience in the healthcare services industry, day-to-day operational leadership of our initial Paducah, Kentucky medical clinic and in-depth knowledge of our company’s rehabilitative services make him well qualified as a member of the Board.

Ian A. White, Ph.D. joined our company in August 2018 and serves as our Chief Scientific Officer. Dr. White most recently founded and continues to serve as the President of BioFirma, LLC, a stem cell regenerative medicine research firm, of which we acquired an interest in August 2018. Prior to founding BioFirma in March 2018, he worked at the University of Miami’s Miller School of Medicine – Interdisciplinary Stem Cell Institute from March 2013 to March 2018, where he published research in the field of regenerative medicine with Dr. Joshua Hare, including a book chapter on the use of mesenchymal stem cells in cardiology. Prior to his work at the University of Miami, Dr. White conducted research at the University of Georgia (February 2009 to January 2013) on embryonic stem cells, at Harvard University (August 2000 to August 2002) on immune stem cell differentiation, and at Dartmouth College (November 1999 to August 2000) on the genetics of gamete biology.

Dr. White is considered an expert in the field of regenerative medicine with 20 years of experience working in tissue regeneration and stem cell biology. Dr. White has published extensively in the field of stem cell biology, clinical stem cell applications and regenerative medicine. In 2016, he received an award for the “Best Manuscript” by the American Heart Association for his work highlighting the role of peripheral nerves in cardiac regeneration. Dr. White received a B.Sc. degree from Liverpool John Moores University and a M.Sc. degree from Liverpool School of Tropical Medicine, both in Liverpool, United Kingdom, and a Ph.D. in Physiology, Biophysics and Systems Biology from Cornell University at its Ansary Stem Cell Institute.

D. Anthony Bond, CPA joined our company in October 2017 and serves as our Chief Financial Officer. Mr. Bond served from 2012 to September 2017 in senior financial capacities as an outside financial consultant with several healthcare organizations managing multi-state operations. From 2008 to 2012, Mr. Bond served as a Group Chief Financial Officer for Symbion Surgery Centers, a company with 20 surgery center facilities and two hospitals. Mr. Bond received a B.A. degree in Accounting from Middle Tennessee State University and is a Certified Public Accountant.

David Ellwanger joined our Board of Directors in February 2019. Mr. Ellwanger is currently the President of Health Plan Operations and Senior Vice President for Development of Intercede Health, a private managed care company, since January 2016. At Intercede Health, Mr. Ellwanger is involved in acquiring and building Medicare Advantage programs. From March 2014 to December 2015, Mr. Ellwanger was the President of Hospital Systems and Physicians for Healthways, the largest population health company in the country at the time. From September 2001 to May 2006, Mr. Ellwanger was the President of HealthSpring, an HMO, PPO and Medicare Advantage plan provider. HealthSpring went public in February 2006 and was eventually sold to CIGNA. From April 1994 to July 1997, Mr. Ellwanger worked for InPhyNet Medical Management, where he ran multiple primary care clinics and PPO accepting full risk capitation from insurance payors. InPhyNet went public in 1994 and was sold to MedPartners in 1996. Mr. Ellwanger began his healthcare career in 1985 with Partners National Health Plans, which eventually was merged into Aetna Health Plans. Mr. Ellwanger earned a B.B.A. degree in finance and financial management services from the University of Georgia.

Mr. Ellwanger has more than 33 years of experience operating insurance companies, physician practices and hospitals. Using this experience, Mr. Ellwanger brings insight to the Board and, in particular, with regard to aligning incentives across constituents for long-term results. Additionally, Mr. Ellwanger was part of several management teams that took companies public, such as HealthSpring and InPhyNet Medical Management. Mr. Ellwanger’s experience and expertise in relevant market areas make him well qualified as a member of the Board.

George Hampton joined our Board of Directors in February 2019. Mr. Hampton has served as executive vice president of the primary care business unit for Horizon Pharmaceuticals, a publicly-traded biopharmaceuticals company, since February 2016. Mr. Hampton leads Horizon Pharmaceuticals’ forward-looking strategy and establishes operational goals for the business. From April 2015 to February 2016, he was the executive vice president, global orphan business unit and international operations for Horizon Pharmaceuticals. From October 2008 to December 2014, Mr. Hampton served as a consultant to Horizon Pharmaceuticals focusing on preparing the company for the commercialization of its first product. Mr. Hampton has been involved in more than ten product launches in roles of increasing responsibility in sales, international marketing and operations at G.D. Searle (1992 to 2002), Abbott (now AbbVie) (2002 to 2005), and Amylin Pharmaceuticals (July 2007 to February 2009). Mr. Hampton earned a B.A. degree from Miami University in Oxford, Ohio.

Mr. Hampton has more than 25 years of experience as a successful executive in the pharmaceutical and biotech field on both a national and international scale including specific expertise in the autoimmune, primary care, orthopedic, diabetes, anti-infectives and cardiovascular spaces, making his input invaluable to the Board’s discussions.

Dean Weiland joined our Board of Directors in February 2019. Mr. Weiland served as a Director, President and Chief Executive Officer of Cogent Healthcare, Inc., a privately-held healthcare company, from June 2013 until it was acquired by Sound Physicians in November 2014. Since November 2014, Mr. Weiland has been retired and serves on the board of VitaHeat, a privately-held company. Prior to Cogent, Mr. Weiland was a co-founder and served as Chief Operating Officer of Renal Advantage Inc. from October 2005 to December 2012. Renal Advantage grew to become the third largest dialysis company in the United States with 158 clinics in 19 states. Renal Advantage merged with Liberty Dialysis in 2010 and was acquired by Fresenius Medical Care in 2012. In 2003, Mr. Weiland was a co-founder of The Work Institute and served as its Chief Executive Officer until July 2005 when he left to form Renal Advantage. From 2000 to 2003, Mr. Weiland was a co-founder of Cleartrack Information Network, a healthcare data company, and served as its Chief Operating Officer from 1997 to 2000. Mr. Weiland served as Executive Vice President at MEDSTAT and the General Manager of Inforum, which were divisions of Thomson Reuters, a public company and held senior positions at Aladdin Industries from 1994 to 1997, and Coventry Corporation from 1993 to 1994. He began his career with Baxter Healthcare from 1977 to 1993, where he served as Vice President of New Business Initiatives for its Caremark division.

Mr. Weiland’s in-depth knowledge of the healthcare market and the broad range of companies in the industry makes him well qualified as a member of the Board. He also brings transactional expertise in establishing a multi-state chain of medical clinics.

Code of Ethics

We have adopted a Code of Business Ethics and Conduct (“Ethics Code”) that applies to all our officers, directors, employees, and contractors. The Ethics Code contains general guidelines for conducting our business consistent with the highest standards of business ethics and compliance with applicable law, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. Day-to-day compliance with the Ethics Code is overseen by the Company compliance officer appointed by our Board of Directors. If we make any substantive amendments to the Ethics Code or grant any waiver from a provision of the Ethics Code to any director or executive officer, we will promptly disclose the nature of the amendment or waiver on our website at https://ir.imacregeneration.com.

Board Composition

Our business and affairs are managed under the direction of our board of directors. The number of directors is determined by our board of directors, subject to the terms of our certificate of incorporation and bylaws. Our board of directors currently consists of six members.

Director Independence

Or common stock and warrants are listed for trading on The NASDAQ Capital Market. Under Nasdaq rules, independent directors must comprise a majority of a listed company’s board of directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees must be independent. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (i) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Messrs. Ellwanger, Hampton and Weiland, representing a majority of our directors, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq rules. In making these determinations, our board of directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Under Nasdaq rules, the membership of the audit committee is required to consist entirely of independent directors, subject to applicable phase-in periods. The following is a brief description of our committees.

Audit committee. In accordance with our audit committee charter, our audit committee oversees our corporate accounting and financial reporting processes and our internal controls over financial reporting; evaluates the independent public accounting firm’s qualifications, independence and performance; engages and provides for the compensation of the independent public accounting firm; approves the retention of the independent public accounting firm to perform any proposed permissible non-audit services; reviews our consolidated financial statements; reviews our critical accounting policies and estimates and internal controls over financial reporting; and discusses with management and the independent registered public accounting firm the results of the annual audit and the reviews of our quarterly consolidated financial statements. We believe that our audit committee members meet the requirements for financial literacy under the current requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. In addition, the board of directors has determined that David Ellwanger is qualified as an audit committee financial expert within the meaning of SEC regulations. We have made this determination based on information received by our board of directors, including questionnaires provided by the members of our audit committee. The audit committee is composed of Messrs. Ellwanger (Chairman), Hampton and Weiland.

Compensation committee. In accordance with our compensation committee charter, our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of the Chief Executive Officer and other senior officers, evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations. The compensation committee also administers the issuance of stock options and other awards under our equity-based incentive plans. We believe that the composition of our compensation committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The compensation committee is composed of Messrs. Hampton (Chairman) and Weiland.

Nominating and governance committee. In accordance with our nominating and governance committee charter, our nominating and governance committee recommends to the board of directors nominees for election as directors, and meets as necessary to review director candidates and nominees for election as directors; recommends members for each committee of the board; oversee corporate governance standards and compliance with applicable listing and regulatory requirements; develops and recommends to the board governance principles applicable to the company; and oversee the evaluation of the board and its committees. We believe that the composition of our nominating and governance committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The nominating and governance committee is composed of Messrs. Weiland (Chairman) and Hampton.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is an executive officer or employee of our company. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Limitations on Director and Officer Liability and Indemnification

Our certificate of incorporation limits the liability of our directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

●	any breach of their duty of loyalty to the corporation or its stockholders;

●	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

●	unlawful payments of dividends or unlawful stock repurchases or redemptions; or

●	any transaction from which the director derived an improper personal benefit.

Our certificate of incorporation and our bylaws provide that we are required to indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. Any repeal of or modification to our certificate of incorporation and our bylaws may not adversely affect any right or protection of a director or officer for or with respect to any acts or omissions of such director or officer occurring prior to such amendment or repeal. Our bylaws will also provide that we shall advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to us, regardless of whether our bylaws permit such indemnification.

We intend to enter into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our bylaws. These agreements, among other things, provide that we will indemnify our directors and executive officers for certain expenses (including attorneys’ fees), judgments, fines, penalties and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of such person’s services as one of our directors or executive officers, or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

The limitation of liability and indemnification provisions that are contained in our certificate of incorporation and our bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. There is no pending litigation or proceeding involving one of our directors or executive officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

The Board of Directors’ Role in Risk Oversight

Our Board of Directors, as a whole and also at the committee level, has an active role in managing enterprise risk. The members of our Board of Directors participate in our risk oversight assessment by receiving regular reports from members of senior management and the Company compliance officer appointed by our Board of Directors on areas of material risk to us, including operational, financial, legal and regulatory, and strategic and reputational risks. The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The Audit Committee oversees management of financial risks, as well as our policies with respect to risk assessment and risk management. The Nominating and Governance Committee manages risks associated with the independence of our Board of Directors and potential conflicts of interest. Members of the management team report directly to our Board of Directors or the appropriate committee. The directors then use this information to understand, identify, manage, and mitigate risk. Once a committee has considered the reports from management, the chairperson will report on the matter to our full Board of Directors at the next meeting of the Board of Directors, or sooner if deemed necessary. This enables our Board of Directors and its committees to effectively carry out its risk oversight role.

Communications with our Board of Directors

Any stockholder may send correspondence to our Board of Directors, c/o IMAC Holdings, Inc., 1605 Westgate Circle, Brentwood, Tennessee 37027 and our telephone number is (844) 266-IMAC (4622). Our management will review all correspondence addressed to our Board of Directors, or any individual director, and forward all such communications to our Board of Directors or the appropriate director prior to the next regularly scheduled meeting of our Board of Directors following the receipt of the communication, unless the corporate secretary decides the communication is more suitably directed to Company management and forwards the communication to Company management. Our management will summarize all stockholder correspondence directed to our Board of Directors that is not forwarded to our Board of Directors and will make such correspondence available to our Board of Directors for its review at the request of any member of our Board of Directors.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers or their respective associates or affiliates is currently indebted to us.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our equity securities to file reports of ownership and changes in ownership of our securities (Forms 3, 4 and 5) with the SEC. To the best of our knowledge, based solely on a review of the Section 16(a) reports and written statements from executive officers and directors, for the year ended December 31, 2018, all required reports of executive officers, directors and holders of more than 10% of our equity securities were filed on time, except for any such reports which may have been filed late due to inadvertent administrative oversight.

Family Relationships

There are no family relationships among our directors and executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended December 31, 2018 and 2017, and (ii) our two other most highly compensated executive officers who received compensation during the years ended December 31, 2018 and 2017 of at least $100,000 and who were executive officers on December 31, 2018 and 2017. We refer to these persons as our “named executive officers” in this prospectus. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period:

Name and Position	Years	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Jeffrey S. Ervin,	2018	$177,500	—	—	—	—	—	$24,000	$201,500
Chief Executive Officer	2017	$155,000	—	—	—	—	—	40,000	$195,000

Matthew C. Wallis, DC,	2018	$6,000	—	—	—	—	—	—	$6,000
Chief Operating Officer	2017	$6,000	—	—	—	—	—	—	$6,000

D. Anthony Bond,	2018	$209,484	—	—	—	—	—	—	$209,484
Chief Financial Officer (1)	2017	$26,754	—	—	—	—	—	—	$26,754

(1)	Mr. Bond joined our company in October 2017.

Employment Agreements

We entered into employment agreements effective August 20, 2018 with Ian White, effective December 17, 2018 with D. Anthony Bond and effective March 1, 2019 with each of Jeffrey Ervin and Matthew Wallis. The employment agreement with Mr. Bond extends for a term expiring on December 31, 2020. The employment agreement with Dr. White extends for a term expiring on June 30, 2021. The employment agreements with Messrs. Ervin and Wallis extend for a term expiring on February 28, 2023.

Pursuant to these employment agreements, Messrs. Ervin, Bond, Wallis and White have agreed to devote substantially all of their business time, attention and ability, to our business as our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Scientific Officer, respectively. The employment agreements provide that Messrs. Ervin and Wallis will receive a base salary during the first year of the agreement at an annual rate of $240,000 and $240,000, respectively, for services rendered in such positions. Under the employment agreements for Messrs. Ervin and Wallis, their annual base salaries will each be increased to $254,000, $267,000 and $280,000 during the second, third and fourth years of each agreement, respectively. Mr. Bond will receive a base salary at a rate of $175,000 per year through September 30, 2019 and at a rate of $185,000 per year for the period of October 1, 2019 through December 31, 2020. Dr. White will receive a base salary at a rate of $120,000 per year through June 30, 2019, at a rate of $125,000 per year from July 1, 2019 through June 30, 2019 and at a rate of $130,000 per year for the period of July 1, 2020 through June 30, 2021. In addition, each executive may be entitled to receive, at the sole discretion of our board of directors, cash bonuses based on the executive meeting and exceeding performance goals of the company. Each executive is entitled to participate in our 2018 Incentive Compensation Plan. We have also agreed to pay or reimburse each executive up to $100 per month for the business use of his personal cell phone. In addition, Dr. White was eligible to receive a bonus of $30,000 in 2018 and retains 30% ownership of our subsidiary BioFirma, LLC.

The employment agreements also provide for termination by us upon death or disability of the executive (defined as three aggregate months of incapacity during any 365-consecutive day period) or upon conviction of a felony crime of moral turpitude or a material breach of their obligations to us. In the event any of the employment agreements are terminated by us without cause, such executive will be entitled to compensation for the balance of the term. We intend to obtain commitments for $1,000,000 key-man life insurance policies in respect of each of Messrs. Ervin and Wallis.

In the event of a change of control of our company, Messrs. Ervin, Bond, Wallis and White may terminate their employment within six months after such event and will be entitled to continue to be paid pursuant to the terms of their respective employment agreements.

The employment agreements also contain covenants (a) restricting the executive from engaging in any activities competitive with our business during the terms of such employment agreements and one year thereafter, (b) prohibiting the executive from disclosure of confidential information regarding us at any time and (c) confirming that all intellectual property developed by the executive and relating to our business constitutes our sole and exclusive property.

Outstanding Equity Awards at December 31, 2018

No stock options or other equity awards were granted to any of our named executive officers during the year ended December 31, 2018, and no such awards were outstanding as of such date.

2018 Incentive Compensation Plan

Under our 2018 Incentive Compensation Plan (the “Plan”), adopted by our board of directors and holders of a majority of our outstanding shares of common stock in May 2018, 1,000,000 shares of common stock (subject to certain adjustments) are reserved for issuance upon exercise of stock options and grants of other equity awards. The Plan is designed to serve as an incentive for attracting and retaining qualified and motivated employees, officers, directors, consultants and other persons who provide services to us. The compensation committee of our board of directors administers and interprets the Plan and is authorized to grant stock options and other equity awards thereunder to all eligible employees of our company, including non-employee consultants to our company and directors.

The Plan provides for the granting of “incentive stock options” (as defined in Section 422 of the Code), non-statutory stock options, stock appreciation rights, shares of restricted stock, restricted stock units, deferred stock, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock-based awards and performance awards. Options may be granted under the Plan on such terms and at such prices as determined by the compensation committee of the board, except that the per share exercise price of the stock options cannot be less than the fair market value of our common stock on the date of grant. Each option will be exercisable after the period or periods specified in the stock option agreement, but all stock options must be exercised within ten years from the date of grant. Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution. The compensation committee of the board has the authority to amend or terminate the Plan, provided that no amendment shall be made without stockholder approval if such stockholder approval is necessary to comply with any tax or regulatory requirement. Unless terminated sooner, the Plan will terminate ten years from its effective date.

Equity Compensation Plan Summary

The following table provides information as of December 31, 2018, relating to our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plan approved by security holders(1)	—	$—	1,000,000
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	1,000,000

(1)	Consists solely of the 2018 Incentive Compensation Plan.

Director Compensation

We intend to compensate each non-employee director through annual stock option grants and by paying a cash fee for each board of directors and committee meeting attended. Currently, our directors do not receive salaries or fees for serving on our board of directors, nor do they receive any compensation for serving on committees. No compensation was paid to our directors in the years ended December 31, 2017 and 2018. Our board of directors will review director compensation annually and adjust it according to then current market conditions and good business practices.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 11, 2019 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o IMAC Holdings, Inc., 1605 Westgate Circle, Brentwood, Tennessee 37027.

Percentage of beneficial ownership in the table below is calculated based on 7,314,491 shares of common stock outstanding as of April 11, 2019. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of April 11, 2019. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned

Jeffrey S. Ervin	261,700	3.6%

Matthew C. Wallis, DC	2,151,604	29.4%

Ian A. White, Ph.D.	-	*

D. Anthony Bond, CPA	-	*

David Ellwanger	-	*

George Hampton(1)	6,438	*

Dean Weiland(2)	29,268	*

Edward S. Bredniak 2008 Grantor Retained Annuity Trust(3)	699,409	9.6%

Edward S. Bredniak Exempt Trust(4)	699,413	9.6%

Jason Brame	686,246	9.4%

All directors and executive officers as a group (7 persons)(5)	2,449,010	33.4%

*	Less than 1% of outstanding shares.

(1)	Includes currently exercisable warrants to purchase 4,292 shares of common stock.

(2)	Includes currently exercisable warrants to purchase 19,512 shares of common stock.

(3)	The beneficiaries of the Edward S. Bredniak 2008 Grantor Retained Annuity Trust (Susan L. Bredniak, trustee) (the “GRAT”) are the grantor’s spouse and descendants. The GRAT’s primary objective is to fund distributions to the grantor’s spouse and children.

(4)	The beneficiaries of the Edward S. Bredniak Exempt Trust (Susan L. Bredniak, trustee) (the “Exempt Trust”) are the grantor’s spouse and descendants. The Exempt Trust has the primary objective of funding distributions to the grantor’s grandchildren and later descendants. The GRAT and the Exempt Trust disclaim beneficial ownership of each other’s shares of common stock. The address of each trust described in footnotes (3) and (4) is 140 Pearl Street, Suite 100, Buffalo, NY 14202.

(5)	Includes currently exercisable warrants to purchase 23,804 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDENPENDENCE

Policies and Procedures for Transactions with Related Persons

Our board of directors intends to adopt a written related person transaction policy to set forth the policies and procedures for the review and approval or ratification of related person transactions. Related persons include any executive officer, director or a holder of more than 5% of our common stock, including any of their immediate family members and any entity owned or controlled by such persons. Related person transactions refers to any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which (i) we were or are to be a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person had or will have a direct or indirect material interest. Related person transactions include, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related person, in each case subject to certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act.

We expect that the policy will provide that in any related person transaction, our audit committee and board of directors will consider all of the available material facts and circumstances of the transaction, including: the direct and indirect interests of the related persons; in the event the related person is a director (or immediate family member of a director or an entity with which a director is affiliated), the impact that the transaction will have on a director’s independence; the risks, costs and benefits of the transaction to us; and whether any alternative transactions or sources for comparable services or products are available. After considering all such facts and circumstances, our audit committee and board of directors will determine whether approval or ratification of the related person transaction is in our best interests. For example, if our audit committee determines that the proposed terms of a related person transaction are reasonable and at least as favorable as could have been obtained from unrelated third parties, it will recommend to our board of directors that such transaction be approved or ratified. In addition, if a related person transaction will compromise the independence of one of our directors, our audit committee may recommend that our board of directors reject the transaction if it could affect our ability to comply with securities laws and regulations or Nasdaq listing requirements.

Each transaction described in this section was entered into prior to the adoption of our audit committee charter and the foregoing policy proposal.

Corporate Conversion

Effective June 1, 2018, we converted to a Delaware corporation and changed our name to IMAC Holdings, Inc. Prior to June 1, 2018, we were a Kentucky limited liability company controlled by Matthew C. Wallis, DC, Jason Brame, DC, and Jeffrey S. Ervin. Upon the Corporate Conversion, all of our outstanding membership interests were exchanged on a proportional basis for shares of common stock of IMAC Holdings, Inc.

Business Transactions

Integrated Medicine and Chiropractic Regeneration Center PSC. Our wholly-owned subsidiary, IMAC Management Services, LLC, holds a long-term Management Services Agreement with Integrated Medicine and Chiropractic Regeneration Center PSC, a professional service corporation controlled by our co-founders Matthew C. Wallis, DC and Jason Brame, DC, which operates two IMAC Regeneration Centers in Kentucky. The Management Services Agreement is exclusive, extends through June 2048 and will automatically renew annually each year thereafter unless written notice is given within 180 days prior to the completion of the extended term. On June 29, 2018, Clinic Management Associates, LLC, controlled by Drs. Wallis and Brame, merged with and into our subsidiary IMAC Management Services, LLC. IMAC Management Services, LLC provides exclusive comprehensive management and related administrative services to the IMAC Regeneration Centers under the Management Services Agreement. Pursuant to the merger agreement with Clinic Management Associates, LLC, we agreed to pay cash or issue shares of our common stock having a value of $4,598,576 to its former owners. In August 2018, Drs. Wallis and Brame agreed to accept shares of our common stock upon the closing of our initial public offering, which was completed in February 2019, in lieu of any further payments for remaining consideration to be paid under the merger agreement. Under the Management Services Agreement, we will receive service fees based on the cost of the services we provide, plus a specified markup percentage, and a discretionary annual bonus.

IMAC of St. Louis, LLC. We entered into a Unit Purchase Agreement with the equity owners of IMAC of St. Louis, LLC to acquire the remaining 64% of the outstanding units of the limited liability company membership interests we did not already own. This entity, doing business as the Ozzie Smith Center, operates two locations in Missouri. Pursuant to the terms of the Unit Purchase Agreement, we agreed to pay IMAC of St. Louis, LLC’s former owners upon the closing our initial public offering, which was completed in February 2019, $1,000,000 in cash and the remainder in shares of common stock for aggregate consideration of $1,490,632. The former owners of IMAC of St. Louis, LLC received shares of our common stock upon the closing of our initial public offering in lieu of any further payments for remaining consideration to be paid under the Unit Purchase Agreement. The effective date of the transaction was June 1, 2018.

IMAC Regeneration Management of Nashville, LLC. We entered into a Unit Purchase Agreement with the equity owners of IMAC Regeneration Management of Nashville, LLC to acquire the remaining 24% of the outstanding units of the limited liability company membership interests we did not already own for $110,000 payable in shares of our common stock upon the closing our initial public offering, which was completed in February 2019, and $190,000 principal amount of 4% convertible notes (on the same terms as in our 2018 private placement described below). The effective date of this transaction was June 1, 2018. IMAC Regeneration Management of Nashville, LLC, now our 100%-owned subsidiary, and IMAC Regeneration Center of Nashville, P.C. previously agreed to a long-term, exclusive management services agreement on November 1, 2016.

Integrated Medicine and Chiropractic Regeneration Center PSC, IMAC Management Services, LLC, IMAC of St. Louis, LLC and IMAC Regeneration Management of Nashville, LLC are related companies having common ownership with us and our controlling stockholders and have been operating together with us as a single group since 2015.

BioFirma, LLC. On August 20, 2018, we acquired a 70% ownership position in BioFirma, LLC for $1,000 in cash. The acquisition of this entity was not considered significant as measured under specific financial tests of the SEC. BioFirma was formed to produce and commercialize NeoCyte, an umbilical cord-derived mononuclear cell product following the FDA’s current Good Clinical Practices (or cGCPs) regulations. We intend to focus on further research and product development of NeoCyte and other regenerative medicine products, including obtaining approvals, certifications or designations from the FDA. A portion of the funds for BioFirma will be used for the employment of Ian A. White, Ph.D., Chief Scientific Officer, for a three-year period, as well as for equipment and manufacturing of the product. When it is market-ready, we intend to sell the NeoCyte product at our IMAC Regeneration Centers and other medical clinics.

Related Party Transactions

Integrated Medicine and Chiropractic Regeneration Center PSC advanced monies to and leased real estate from OLM, a related company. OLM is a variable interest entity, formed by Jason Brame DC, a founding member of our company, and the spouse of Matthew C. Wallis, DC, our Chief Operating Officer and director, to purchase real estate for expansion of the Kentucky medical clinic. In 2017, OLM decided to not develop the real estate, which was sold. Integrated Medicine and Chiropractic Regeneration Center PSC sustained the loss related to the real estate sale. The financial statements of OLM have not been included in our consolidated financial statements since Integrated Medicine and Chiropractic Regeneration Center PSC was deemed the primary beneficiary of OLM.

During the last two completed fiscal years, we contracted with SpeakLife to provide staff training and patient advocacy services for $99,000 per year. SpeakLife is owned by Mr. Brame. This contract was terminated on September 30, 2018.

During the last two completed fiscal years, we contracted with UCI to provide marketing services to chiropractic practitioners and source opportunities to expand chiropractic practices into regenerative medicine for $144,000 per year. UCI is owned by the spouse of Dr. Wallis. This contract was terminated on September 30, 2018.

We have a note payable to the Edward S. Bredniak Revocable Trust, the trustee of which is Edward S. Bredniak, a former director of our company, in the amount of $500,000 dated December 1, 2016. The note requires 36 monthly installments of $8,534 including principal and interest. The interest rate is fixed at 5% per annum. The note matures and has a balloon payment of $250,000 on December 31, 2019, and is secured by the personal guarantees of our former members. The proceeds of the note were used to secure our medical clinic lease in Chesterfield, Missouri.

On June 1, 2018, we entered into a note payable to the Edward S. Bredniak Revocable Trust in the amount of up to $2,000,000. An existing note payable with this entity with an outstanding balance of $379,675.60 was combined into the new note payable. The note carries an interest rate of 10% per annum and all outstanding balances are due and payable 13 months after the closing of this offering. The proceeds of this note are being used to satisfy ongoing working capital needs, expenses related to the preparation for our initial public offering, equipment and construction costs related to new clinic locations, and potential business combination and transaction expenses. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Director Independence

Our Board of Directors has determined that Messrs. Ellwanger, Hampton and Weiland, representing a majority of our directors, are independent directors (as currently defined in Rule 5605(a)(2) of the NASDAQ listing rules). In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed above. The independent directors meet as often as necessary to fulfill their responsibilities, including meeting at least twice annually in executive session without the presence of non-independent directors and management.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In 2018, the Board selected Daszkal Bolton LLP as its independent accountant to audit the registrant’s financial statements. Since they were retained, there have been (1) no disagreements between us and Daszkal Bolton LLP on any matters of accounting principle or practices, financial statement disclosure, or auditing scope or procedures and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K. Daszkal Bolton LLP has not issued any reports on our financial statements during the previous two fiscal years that contained any adverse opinion or a disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principle. In connection with the audit of the 2018 financial statements, we entered into an engagement agreement with Daszkal Bolton LLP which sets forth the terms by which Daszkal Bolton LLP has performed audit and related professional services for us.

The following table sets forth the aggregate accounting fees paid by us for the year ended December 31, 2018 and the year ended December 31, 2017. The below fees were paid to the firm Daszkal Bolton LLP. All non-audit related services in the table were pre-approved and/or ratified by the Board of Directors prior to our initial public offering or the Audit Committee of our Board of Directors following our initial public offering.

	Year Ended	Year Ended
Type of Fees	December 31, 2018	December 31, 2017
Audit Fees	$95,167	15,000
Audit Related Fees	29,300	-
Tax Fees	20,888
Public Offering Related Fees	34,006
All Other Fees	-	2,464
Total	$179,631	17,464

Types of Fees Explanation

Audit Fees. Audit fees were incurred for accounting services rendered for the audit of our consolidated financial statements for the year ended December 31, 2018 and reviews of quarterly consolidated financial statements.

Public Offering Related Fees. We incurred fees in connection with accounting review of our registration statement which was prepared for our initial public offering.

Audit Committee Pre-Approval of Services by Independent Registered Public Accounting Firm

Section 10A(i)(1) of the Exchange Act and related SEC rules require that all auditing and permissible non-audit services to be performed by our principal accountants be approved in advance by the Audit Committee of the Board. Pursuant to Section 10A(i)(3) of the Exchange Act and related SEC rules, the Audit Committee has established procedures by which the Chairman of the Audit Committee may pre-approve such services provided that the pre-approval is detailed as to the particular service or category of services to be rendered and the Chairman reports the details of the services to the full Audit Committee at its next regularly scheduled meeting.

The audit committee has considered the services provided by Daszkal Bolton LLP as disclosed above in the captions “audit fees” and “tax fees” and has concluded that such services are compatible with the independence of Daszkal Bolton LLP as our principal accountant.

Our Board has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dates as of April 1, 2019, by and among IMAC Holdings Inc., IMAC Management of Illinois, LLC, ISDI Holdings Inc. and Jason Hui (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019 and incorporated herein by reference).

3.1	Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2018 and incorporated herein by reference).

3.3	Bylaws of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.2	Form of Common Stock Warrant certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.3	Form of Warrant Agency Agreement between IMAC Holdings, Inc. and Equity Stock Transfer, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.4	Form of Underwriters’ Unit Purchase Option (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 8, 2019 and incorporated herein by reference).

10.1†	2018 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.2	Form of Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.3	Form of Securities Purchase Agreement between IMAC Holdings, LLC and investors listed therein (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.4	Management Services Agreement between IMAC Holdings, LLC and Integrated Medicine and Chiropractic Regeneration Center PSC (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.5	Unit Purchase Agreement among IMAC Holdings, Inc., IMAC of St. Louis, LLC and certain unitholders of IMAC of St. Louis LLC (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.6	Promissory Note for $1,232,500, dated March 29, 2018, to Independence Bank of Kentucky (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.7	Commercial Line of Credit Agreement, dated May 1, 2018, between Integrated Medicine and Chiropractic Regeneration Center of St. Louis, LLC and Independence Bank of Kentucky (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.8	Promissory Note for $2,000,000, dated June 1, 2018, to Edward S. Bredniak Revocable Trust U/A Dated August 14, 2015 (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.9	Merger Agreement with Clinic Management Associates, LLC (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 3, 2018 and incorporated herein by reference).

10.10	Unit Purchase Agreement for Advantage Hand Therapy (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 3, 2018 and incorporated herein by reference).

10.11	Addendum to Merger Agreement with Clinic Management Associates, LLC (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018 and incorporated herein by reference).

10.12	Addendum to Unit Purchase Agreement among IMAC Holdings, Inc., IMAC of St. Louis, LLC and certain unitholders of IMAC of St. Louis LLC (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018 and incorporated herein by reference).

10.13†*	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Jeffrey S. Ervin.

10.14†*	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Matthew C. Wallis.

10.15†*	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Dwight Anthony Bond.

10.16†*	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Ian White.

21.1	List of subsidiaries (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

14.1	Code of Ethics and Business Conduct (filed as Exhibit 14.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

14.2	Code of Ethics for the CEO and Senior Financial Officers (filed as Exhibit 14.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Compensatory plan or agreement.

*	Filed herewith

+	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of IMAC Holdings, Inc. under the Securities and Exchange Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, whether made before or after the date of this 10-K, irrespective of any general incorporation language contained in such filings.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAC HOLDINGS, INC.

Dated:	April 16, 2019	By:	/s/ Jeffrey S. Ervin
		Name:	Jeffrey S. Ervin
		Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jeffrey S. Ervin	Director and Chief Executive Officer	April 16, 2019
Jeffrey S. Ervin	(Principal Executive Officer)

/s/ Dwight Anthony Bond	Chief Financial Officer	April 16, 2019
Dwight Anthony Bond	(Principal Financial and Accounting Officer)

/s/ Matthew C. Wallis	Director and Chief Operating Officer	April 16, 2019
Matthew C. Wallis

/s/ David Ellwanger	Director	April 16, 2019
David Ellwanger

/s/ George Hampton	Director	April 16, 2019
George Hampton

/s/ Dean Weiland	Director	April 16, 2019
Dean Weiland

