Form 10-Q
period 2019-03-31
IMAC Holdings, Inc.
filed 2019-05-15
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1605 Westgate Circle, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IMAC	NASDAQ Capital Market
Warrants to Purchase Common Stock	IMACW	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2019 the registrant had 8,316,797 shares of Common Stock ($0.001 par value) outstanding.

IMAC HOLDINGS, INC.

Important Information Regarding Forward-Looking Statements

Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission on April 16, 2019. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$3,065,553	$194,316
Accounts receivable, net	665,080	303,630
Due from related parties	-	-
Other assets	400,959	170,163
Total current assets	4,131,592	668,109

Property and equipment, net	3,221,183	3,333,638

Other assets:
Goodwill	2,042,125	2,042,125
Intangible assets, net	4,126,748	4,257,434
Deferred IPO Costs	-	335,318
Security deposits	441,473	438,163
Right of use asset	4,027,124	-
Total other assets	10,637,470	7,073,040

Total assets	$17,990,245	$11,074,787

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,548,220	$1,261,582
Acquisition liabilities	10,000	7,259,208
Patient deposits	939,772	454,380
Due to related parties	-	-
Notes payable, current portion	3,032,686	4,459,302
Capital lease obligation, current portion	16,920	16,740
Line of credit	229,961	379,961
Operating lease	724,587	-
Total current liabilities	6,502,146	13,831,173

Long-term liabilities:
Notes payable, net of current portion	276,854	317,291
Capital Lease Obligation, net of current portion	79,740	84,038
Deferred Rent	185,022	197,991
Lease Incentive Obligation	549,695	576,454
Operating lease, net of current portion	3,310,403	-

Total liabilities	10,903,860	15,006,947

Stockholders’ equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 authorized, nil issued and outstanding	-	-
Common stock; $0.001 par value, 30,000,000 authorized, 7,252,923 and 4,533,623 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	7,253	4,534
Additional paid-in capital	14,280,204	1,233,966
Accumulated deficit	(5,144,009)	(3,544,820)
Non-controlling interest	(2,057,063)	(1,625,840)
Total stockholders’ equity (deficit)	7,086,385	(3,932,160)

Total liabilities and stockholders’ equity (deficit)	$17,990,245	$11,074,787

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Patient revenues	$7,289,022	$532,872
Contractual adjustments	(4,519,194)	(298,619)
Total patient revenue, net	2,769,828	234,253

Management fees	-	33,600
Total revenue	2,769,828	267,853

Operating expenses:
Patient expenses	436,129	37,134
Salaries and benefits	2,064,623	446,796
Share-based compensation	3,749	3,749
Advertising and marketing	347,016	93,178
General and administrative	977,369	239,692
Depreciation and amortization	285,567	31,268
Total operating expenses	4,114,453	851,817

Operating loss	(1,344,626)	(583,964)

Other income (expense):
Interest income	-	3,312
Other (loss)	(15,955)	-
Beneficial conversion interest expense	(639,159)	-
Interest expense	(30,671)	(23,552)
Total other (expenses)	(685,785)	(20,240)

Loss before equity in (loss) of non-consolidated affiliate	(2,030,410)	(604,204)

Equity in (loss) of non-consolidated affiliate	-	(85,651)

Net loss before income taxes	(2,030,410)	(689,855)

Income taxes	-	-

Net loss	(2,030,410)	(689,855)

Net loss attributable to the non-controlling interest	431,223	285,191

Net loss attributable to IMAC Holdings, Inc.	$(1,599,187)	$(404,664)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.27)	$(0.09)

Weighted average common shares outstanding
Basic and diluted	5,919,856	4,533,623

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Non-
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total

Balance, December 31, 2018	4,533,623	$4,534	$1,233,966	$(1,625,840)	$(3,544,820)	$(3,932,160)

Common stock issued for initial public offering proceeds, net of related fees	850,000	850	3,503,314	-	-	3,504,164

Issuance of common stock in connection with convertible notes	449,217	449	2,245,636	-	-	2,246,085

Issuance of common stock in connection with acquisitions	1,410,183	1,410	7,247,798	-	-	7,249,208

Exercise of warrants	9,900	10	49,490	-	-	49,500

Net loss	-	-	-	(431,223)	(1,599,187)	(2,030,410)

Balance, March 31, 2019	7,252,923	$7,253	$14,280,204	$(2,057,063)	$(5,144,007)	$7,086,387

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(2,030,410)	$(689,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285,567	31,268
Beneficial conversion interest expense	639,159	-
Deferred rent	(12,969)	2,408
Equity in loss of non-consolidated affiliate	-	85,651
(Increase) decrease in operating assets:
Accounts receivable, net	(361,450)	(503)
Due from related parties	-	-
Other assets	(230,796)	(118,410)
Security deposits	(3,310)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	361,428	136,685
Patient deposits	485,392	(22,249)
Lease incentive obligation	(26,759)	(1,536)
Net cash (used in) operating activities	(894,149)	(576,541)

Cash flows from investing activities:
Purchase of property and equipment	(42,426)	(1,191,620)
Investment in and advances go IMAC St Louis LLC	-	(124,106)
Net cash (used in) investing activities	(42,426)	(1,315,726)

Cash flows from financing activities:
Proceeds from initial public offering	3,839,482	-
Proceeds from warrants exercised	49,500	-
Proceeds from notes payable	100,000	2,262,500
Payments on notes payable	(27,053)	(20,590)
Proceeds from line of credit	-	75,000
Payments on line of credit	(150,000)	-
Payments on capital lease obligation	(4,118)	(1,922)
Net cash provided by financing activities	3,807,811	2,314,988

Net increase in cash	2,871,237	422,721

Cash, beginning of period	194,316	127,788

Cash, end of period	$3,065,553	$550,509

Supplemental cash flow information:
Interest paid	$30,671	$23,552

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide orthopedic therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. The Company had opened two (2) medical clinics located in Tennessee and opened or acquired through management service agreements nine (9) medical clinics located in Kentucky and Missouri at March 31, 2019. The Company has partnered with several well-known sports stars such as Ozzie Davis and David Price in opening its medical clinics, with a focus around treating sports injuries.

Effective June 1, 2018, the Company converted from IMAC Holdings, LLC a Kentucky limited liability company to IMAC Holdings, Inc. a Delaware corporation, followed by a reverse stock split in February 2019. These accounting changes have been given retrospective treatment in the condensed consolidated financial statements.

During February 2019, the Company completed an initial public offering (“IPO”) of securities. See Note 13.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Therefore, the interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements include the accounts of IMAC Holdings, Inc. (“IMAC Holdings”) and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) and IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); and the following entity which prior to June 1, 2018 was held as a minority interest, IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”).

In June 2018, the Company consummated certain transactions resulting in the acquisition of the outstanding equity interests in IMAC St. Louis and Clinic Management Associates of KY, LLC (“CMA of KY”), an entity which is consolidated with Integrated Medical and Chiropractic Regeneration Center, PSC (“IMAC Kentucky”) due to control by contract. These entities are included in the consolidated financial statements from the date of acquisition.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the condensed consolidated financial statements are prepared. On an ongoing basis, the Company evaluates its estimates, including those related to insurance adjustments and provisions for doubtful accounts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

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

Accounts Receivable

Accounts receivable primarily consists of amounts due from third-party payers (non-governmental), governmental payers and private pay patients and is recorded net of allowances for doubtful accounts and contractual discounts. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. Accordingly, accounts receivable reported in the Company’s condensed consolidated financial statements are recorded at the net amount expected to be received. The Company’s primary collection risks are (i) the risk of overestimation of net revenues at the time of billing that may result in the Company receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies’ denial of claims, (iii) the risk that patients will fail to remit insurance payments to the Company when the commercial insurance company pays out-of-network claims directly to the patient, (iv) resource and capacity constraints that may prevent the Company from handling the volume of billing and collection issues in a timely manner, (v) the risk that patients do not pay the Company for their self-pay balances (including co-pays, deductibles and any portion of the claim not covered by insurance) and (vi) the risk of non-payment from uninsured patients.

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

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $347,016 and $93,178 for the three months ended March 31, 2019 and 2018, respectively (unaudited).

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

Income Taxes

IMAC Management, IMAC Texas, and IMAC Nashville are limited liability companies and are taxed as partnerships. IMAC Holdings was taxed as a partnership through May 31, 2018. As a result, income tax liabilities are passed through to the individual members. Accordingly, no provision for income taxes were reflected in the condensed consolidated financial statements for periods prior to May 31, 2018 at which time IMAC Holdings converted from a limited liability company to a Delaware corporation.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. For the three months ended March 31, 2019 and 2018, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2016 are open and subject to examination by the taxing authorities.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We recognized a right of use asset and related obligation on our condensed consolidated financial statements.

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed consolidated financial statements, the Company has sustained substantial losses from operations since inception and has a deficiency in working capital of approximately $13.1 million and $2.4 million at December 31, 2018 and March 31, 2019, respectively. The Company had a net loss of approximately $2.0 million and $0.7 million at March 31, 2019 and 2018, respectively, and used cash of $0.8 million and $0.6 million at March 31, 2019 and 2018, respectively, in its operations. The Company expects to continue to incur significant expenditures to develop and expand its owned and managed outpatient medical clinics.

Management recognizes that the Company must obtain additional resources to successfully integrate its acquired and managed clinics and implement its business plans. Through December 31, 2018, the Company had received funding in the form of indebtedness. Subsequent to December 31, 2018, the Company completed an initial public offering of 850,000 units, in which the Company received aggregate gross proceeds of approximately $4.3 million and extinguished liabilities of approximately $7.2 million. Management plans to continue to raise funds and/or refinance the Company’s indebtedness to support its operations in 2019 and beyond. However, no assurances can be given that the Company will be successful. If management is not able to timely and successfully raise additional capital and/or refinance indebtedness, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000. As of March 31, 2019 and December 31, 2018, the Company had $2,536,458 and $0, respectively, of cash in excess of federally insured limits. The Company has not experienced any losses on such accounts and does not feel it is exposed to any significant risk with respect to cash.

Revenue and Accounts Receivable

The Company had the following revenue and accounts receivable concentrations:

	March 31,
	2019		2018
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable
		(unaudited)
Patient payment	54%	54%	64%	64%
Medicare payment	22%	22%	13%	13%
Insurance payment	24%	24%	23%	23%
Total	100%	100%	100%	100%

Note 5 – Accounts Receivable

Accounts receivable consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(unaudited)
Gross accounts receivable	$727,976	$314,185
Less: allowance for doubtful accounts
and contractual adjustments	(62,896)	(10,555)
Accounts receivable, net	$665,080	$303,630

Note 6 – Business Acquisitions

During June 2018, the Company acquired CMA of Kentucky and IMAC St. Louis for aggregate consideration of approximately $6.1 million to be paid in equity. The operating results of these two companies have been included in the Company’s consolidated financial statements from their dates of acquisition. The Company accounted for the transactions as business combinations, and has allocated the purchase consideration to the net assets acquired based on estimated fair values.

In addition, during June 2018, the Company acquired the non-controlling interest held in its majority-owned subsidiary IMAC Nashville for $300,000 to be paid in equity.

During August 2018, the Company acquired Advantage Therapy and BioFirma for aggregate consideration of approximately $900,000 to be paid in cash and equity. The operating results of these two companies have been included in the Company’s consolidated financial statements from their dates of acquisition. The Company accounted for the transactions as business combinations, and has allocated the purchase consideration to the net assets acquired based on estimated fair values.

IMAC Kentucky

On June 29, 2018, IMAC Management completed a merger of CMA of KY into IMAC Management. Pursuant to this merger, IMAC Management has a long-term MSA to provide exclusive comprehensive management and related administrative services to IMAC Kentucky, an entity engaged in the practice of medicine through physicians and nurse practitioners. Under the IMAC Kentucky MSA, the Company receives service fees based on the cost of the services provided, plus a specified markup percentage, and a discretionary annual bonus.

The Company has included the consolidated financial results of IMAC Kentucky in its consolidated financial statements from the date of acquisition.

IMAC St. Louis

On June 1, 2018, the Company acquired the remaining 64% membership interest in IMAC St. Louis not already owned by it pursuant to a Unit Purchase Agreement, increasing the Company’s ownership to 100%. IMAC St. Louis operates two (2) Ozzie Smith Centers in Missouri. Pursuant to the terms of the Unit Purchase Agreement, the Company agreed to pay the current owners, upon the closing of the Company’s initial public offering, an amount equal to 1.05 times the total collections from payments at the IMAC St. Louis centers on account of regeneration-related services and associated products from the period from June 1, 2017 to May 31, 2018, or $1,490,632. The purchase consideration will be payable in the form of shares of our common stock based on the price per share of the Company’s common stock in the Company’s initial public offering. See Note 13.

The Company has included the financial results of IMAC St. Louis in its consolidated financial statements from June 1, 2018, the date of acquisition.

IMAC Nashville

Also on June 1, 2018, the Company acquired the remaining 25% of the outstanding units of the limited liability company membership interests not already owned by the Company in IMAC Nashville for $300,000 which was paid in shares of our common stock based on the price per share of the Company’s common stock in the Company’s initial public offering. See Note 13.

Advantage Therapy

On August 1, 2018, the Company entered into an agreement to purchase all outstanding membership units of Advantage Therapy. The purchase price for the interests was equal to the dollar amount represented by 0.7 times the total collections from payments for service in Advantage Therapy’s account from June 1, 2017 to May 31, 2018, or approximately $892,000, of which $870,000 and $22,000 and were payable in equity and cash, respectively. See Note 13.

The Company has included the financial results of Advantage Therapy in its consolidated financial statements from August 1, 2018, the date of acquisition.

BioFirma

On August 1, 2018, the Company entered into an agreement to purchase 70% of all outstanding membership units of BioFirma LLC. The purchase price for the interests was $1,000 paid in cash. BioFirma owns a trademark on NeoCyte, an umbilical cord-derived mononuclear cell product following FDA cGMP regulations. The Company has committed to further research and development of NeoCyte and other regenerative medicine products.

The Company has included the financial results of BioFirma in its consolidated financial statements from August 1, 2018, the date of acquisition.

The following table summarizes the fair value of consideration paid and the allocation of purchase price to the fair value of net assets acquired for the business acquisitions:

	IMAC Kentucky	IMAC St. Louis	Advantage Therapy	BioFirma
Property & equipment	$607,257	$-	$18,647	$-
Intangible Assets	4,224,113	264,000	37,000	1,429
Goodwill	-	1,327,507	713,189	-
Other assets	5,521	-	255,018	-
Current liabilities	(119,902)	-	(50,948)	-
Noncurrent liabilities	(118,413)	-	(79,975)	-
Non-controlling interest	-	-	-	(429)
	$4,598,576	$1,591,507	$892,931	$1,000

Note 7 – Property and Equipment

The Company’s property and equipment consisted of the following:

	Estimated	March 31,	December 31,
	Useful Life in Years	2019	2018

Land and Building	40	$1,175,000	$1,175,000
Leasehold improvements	Shorter of asset or lease term	1,614,778	1,427,828
Equipment	1.5 - 7	1,557,646	1,180,093
Total property and equipment		4,347,424	3,782,921
Less: accumulated depreciation		(1,126,241)	(449,283)
Total property and equipment, net		$3,221,183	$3,333,638

In March 2018, the Company purchased real estate in Lexington, Kentucky for the development of an IMAC facility for approximately $1.2 million. The Company funded the purchase with a note payable. See Note 11.

Depreciation was $154,881 and $31,268 for the three months ended March 31, 2019 and 2018, respectively.

Note 8 – Intangibles Assets and Goodwill

The Company’s intangible assets that were acquired in connection with the business acquisition transactions (Note 6) during 2018 were as follows:

		December 31, 2018
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreement	10 years	$4,224,113	$(211,206)	$4,012,907
Non-compete agreements		301,000	(56,473)	244,527
Definite lived assets	3 years	4,525,113	(267,679)	4,257,434
Goodwill		2,042,125	-	2,042,125
Total intangible assets and goodwill		$6,567,238	$(267,679)	$6,299,559

		March 31, 2019

	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreement	10 years	$4,224,113	$(316,808)	$3,907,305
Non-compete agreements		301,000	(81,557)	219,443
Definite lived assets	3 years	4,525,113	(398,365)	4,126,748
Goodwill		2,042,125	-	2,042,125
Total intangible assets and goodwill		$6,567,238	$(398,365)	$6,168,873

The Company’s estimated future amortization of intangible assets was as follows:

Years Ending December 31,

2019 (nine months)	$392,058
2020	522,744
2021	466,273
2022	422,411
2023	422,411
Thereafter	1,900,851
$4,126,748

Note 9 – Operating Leases

Adoption of ASC Topic 842, Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective method applied to leases that were in place as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. The Company’s leases consists of operating leases that relate to real estate rental agreements. All of the value of the Company’s lease portfolio relates to a real estate lease agreements that were entered into starting March 2017.

Practical Expedients and Elections

The Company elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We also elected the short-term lease recognition exemption for all leases that qualify.

Discount Rate Applied to Property Operating Lease

To determine the present value of minimum future lease payments for operating leases at January 1, 2019, the Company was required to estimate a rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the “incremental borrowing rate” or “IBR”).

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the ten year mortgage interest rate.

Right of Use Assets

Right of use assets are included in the unaudited condensed consolidated Balance Sheet as follows:

Non-current assets
Right of use assets, net of amortization	$4,027,124

Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

Three Months Ended March 31, 2019

Operating lease expense	$208,912

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The amount of future minimum lease payments under operating are as follows:

Operating Lease

Undiscounted future minimum lease payments:
2019 (remainder of year)	$637,733
2020	794,101
2021	643,082
2022	641,947
2023	611,158
Thereafter	1,100,783
Total	4,428,803
Amount representing imputed interest	(393,813)
Total operating lease liability	4,034,990
Current portion of operating lease liability	(724,587)
Operating lease liability, non-current	$3,310,403

Note 10 – Lines of Credit

IMAC Nashville had a $150,000 line of credit with a financial institution that matured on October 15, 2018. The line bore interest at 6.50% per annum. The line is secured by substantially all of the Company’s assets and personally guaranteed by the members. The LOC had a $150,000 balance at December 31, 2018. The line of credit was repaid in February 2019.

IMAC Kentucky has a $150,000 line of credit with a financial institution that matured on August 1, 2018. The line bears interest at 4.25% per annum. The line was secured by substantially all of the IMAC Kentucky’s assets and personally guaranteed by the members. The LOC had a $150,000 balance at December 31, 2018 and $150,000 (unaudited) at March 31, 2019.

Advantage Therapy has a $100,000 line of credit with a financial institution that matures on November 20, 2020. The line bears interest at a variable rate which is currently 6.0% per annum. The line is secured by substantially all of IMAC Holding’s assets. The LOC had a $79,975 balance at December 31, 2018 and $79,961 at March 31, 2019.

Note 11-Notes Payable

	March 31, 2019	December 31, 2018

Note payable to The Edward S. Bredniak Trust in the amount of up to $2,000,000. An existing note payable with this entity in the amount of $379,676 has been combined into the new note payable. The note carries an interest rate of 10% per annum and all outstanding balances are due and payable December 31, 2019.	$1,684,426	$1,584,426

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matures on May 15, 2023, and is secured by the personal guarantees of the Company’s management.	119,259	125,670

Convertible notes issued to various investors, which accrued interest at 4%, and converted to common stock in connection with the closing of the Company’s initial public offering. See Note 13. The notes were convertible to equity at or prior to maturity at a 20% discount to the per share price of a sale of equity securities. At the time of issuance of the convertible notes, the Company was unable to calculate the amount of a beneficial conversion (“BCF”) and related discount to be recorded until the occurrence of a qualified financing by the Company. Upon the closing of the Company’s initial public offering, the Company recognized the BCF and related interest charge associated with the discount, and the BCF has been classified as a liability to the extent it met the conditions for derivative treatment at the time of recognition.	-	1,540,000

$1.2 million mortgage loan with a financial institution. The loan agreement is for 6-months and carries an interest rate 3.35%. The loan matured in 2018 and was extended to 2019. It is currently interest only and is now on a month to month basis.	1,232,500	1,232,500

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026 and is secured by a letter of credit.	102,498	105,374

Note payable to a financial institution in the amount of $200,000 dated May 4, 2016. The note requires 60 monthly installments of $3,881 including principal and interest at 4.25%. The note matures on May 4, 2021 and is secured by the equipment and personal guarantees of the Company’s management.	96,232	106,778

Note payable to an employee in the amount of $101,906 dated March 8, 2017. The note requires 5 annual installments of $23,350 including principal and interest at 5%. The note matures on December 31, 2021 and is unsecured.	60,000	60,000

Note payable to a financial institution in the amount of $133,555 dated September 17, 2014. The note requires 60 monthly installments of $2,475 including principal and interest at 4.25%. The note matures on September 17, 2019.	14,625	21,845
	3,309,540	4,776,593
Less: current portion:	(3,032,686)	(4,459,302)
	$276,854	$317,291

Principal maturities of the Company’s notes payable are as follows:

Years Ending December 31,	Amount

2019 (nine months)	$3,012,357
2020	104,435
2021	80,968
2022	43,935
2023	27,404
Thereafter	40,441
Total	$3,309,540

Note 12 – Related Party Transactions

From time to time, the Company advances funds to, and receives funds from, entities with common ownership. At December 31, 2018 and March 31, 2019, the amount owed to related parties was $0.

The Company contracted with SpeakLife to provide staff training and patient advocacy services for $99,000 per year. SpeakLife is owned by the Company’s Executive Vice President of Clinical Operations. This contract was terminated on June 30, 2018.

The Company contracted with UCI to provide marketing services to chiropractic practitioners and sources opportunities to expand chiropractic practices into regenerative medicine for $144,000 per year. UCI is owned by the spouse of the Company’s Chief Operations Officer. This contract was terminated on June 30, 2018.

Note 13 – Shareholders’ Equity

Prior to the Company’s conversion to a corporation, the Company had 400 member units authorized with 365 units issued and outstanding.

On June 1, 2018, the Company converted its 365 outstanding member units into 6,582,737 shares of common stock with a $0.001 par value pursuant to the Company’s conversion from a limited liability company to a corporation. The conversion has been given retrospective treatment.

On February 12, 2019, the Company reverse split its 6,582,737 shares of common stock outstanding to 4,533,623 shares of common stock outstanding pursuant to an amendment of the Company’s certificate of incorporation. The reverse split has been given retrospective treatment.

During February 2019, the Company completed an initial public offering of securities and issued 850,000 shares of its common stock, along with 1,700,000 warrants to purchase common stock and an option to purchase 34,000 shares of common stock for gross proceeds of $4,356,815. The Company also issued 449,217 shares of common stock for the conversion of its 4% convertible notes and 1,410,183 shares to satisfy deferred acquisition consideration payable in connection with its 2018 business acquisitions.

Note 14 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 50% of up to 6 % of total compensation for those employees making salary deferrals. The Company made contributions of $7,407 and $0 during the three months ended March 31, 2019 and 2018, respectively.

Note 15 – Income Taxes

The Company’s provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Deferred tax benefit at the federal statutory rate	21%
Valuation allowance	-21%
0%

At March 31, 2019, the Company has a net operating loss carryforward of approximately $3.7 million for federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2019. The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

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

The Company is subject to threatened and asserted various legal proceedings in the ordinary course of business. The outcome of any legal proceeding is not within the Company’s complete control, it is often difficult to predict and is resolved over very long periods of time. Estimating probable losses associated with any legal proceedings or other loss contingencies are very complex and require the analysis of many factors including assumptions about potential actions by third parties. Loss contingencies are disclosed when there is at least a reasonable possibility that a loss has been incurred and are recorded as liabilities in the condensed consolidated financial statements when it is both (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or cannot be reasonably estimated, a liability is not recorded in the financial statements.

In February 2019, the Company was made aware of a lawsuit involving a contract dispute with BioFirma. Management believes the ultimate resolution of this matter will not have a material impact on the Company’s financial condition or results of operations.

Note 17 – Subsequent Events

On April 1, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of a practice management group that manages three clinics in the Chicago, Illinois area. On April 19, 2019, the Company entered into an Amendment to the Merger Agreement (the “Amendment”), effective as of April 19, 2019 at 12:05 a.m., with IMAC Management of Illinois, LLC, an Illinois limited liability company (“Merger Sub”), ISDI Holdings, Inc., an Illinois corporation (“ISDI Holdings I”), ISDI Holdings II, Inc., an Illinois corporation (“ISDI Holdings II”), PHR Holdings, Inc., an Illinois corporation (“PHR Holdings”), and Jason Hui, sole shareholder of each of ISDI Holdings II and PHR Holdings (the “Shareholder”), in order to amend the Agreement, executed on April 1, 2019 by and among the Company, Merger Sub, ISDI Holdings I and the Shareholder, to remove ISDI Holdings I as a party to the Agreement and, in its place, add ISDI Holdings II and PHR Holdings as parties to the Agreement and provide for the merger of each of ISDI Holdings II and PHR Holdings with and into Merger Sub (the “Merger”) on the terms and conditions set forth in the Agreement.

The Merger was completed on April 19, 2019, with Merger Sub remaining as the surviving entity. Pursuant to the Agreement, as amended by the Amendment, at the effective time of the Merger (the “Effective Time”), each of ISDI Holdings II and PHR Holdings’ issued and outstanding shares of common stock were cancelled and were converted automatically into the right of the Shareholder to receive 1,002,306 restricted shares of the Company’s common stock (the “Merger Consideration”). The Merger Consideration was issued to the Shareholder and a trust designated by the Shareholder on April 22, 2019. Representations were made to the Company regarding such share recipients’ knowledge and experience, ability to bear economic risk and investment purpose with respect to the restricted shares they received. The Merger Consideration was issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act as a private offering. Such issuance did not involve a public offering, and was made without general solicitation or advertising.

In connection with the completion of the Merger, the Company also entered into an employment agreement with Dr. Jason Hui, which was effective as of April 19, 2019 and extends for a term expiring on March 31, 2022. Pursuant to his employment agreement, Dr. Hui has agreed to devote substantially all of his business time, attention and ability, to the Company as our Executive Vice President of Development. The employment agreement provides that Dr. Hui will receive a base salary at a rate of $350,000 per year through March 31, 2020, a base salary at a rate of $355,000 per year from April 1, 2020 through March 31, 2021 and a base salary at a rate of $360,000 per year for the period of April 1, 2021 through March 31, 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2018, which were included in our Form 10-K, filed with the SEC on April 16, 2019.

The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.

References in this MD&A to “we,” “us,” “our,” “our company,” “our business” and “IMAC Holdings” are to IMAC Holdings, Inc., a Delaware corporation and prior to the Corporate Conversion (defined below), IMAC Holdings, LLC, a Kentucky limited liability company, and, in each case, their consolidated subsidiaries.

Overview

We are a provider of movement and orthopedic therapies and minimally invasive procedures performed through our regenerative and rehabilitative medical treatments to improve the physical health of our patients at our fast-growing chain of IMAC Regeneration Centers which we own or manage. Our outpatient medical clinics provide conservative, minimally invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our licensed healthcare professionals evaluate each patient and provide a custom treatment plan that integrates traditional medical procedures and innovative regenerative medicine procedures in combination with physical medicine. We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. The original IMAC Regeneration Center opened in Kentucky in August 2000 and remains the flagship location of our current business, which was formally organized in March 2015. To date, we have opened seven and acquired seven outpatient medical clinics in Kentucky, Missouri, Tennessee and Illinois, and plan to further expand the reach of our facilities to other strategic locations throughout the United States. We have partnered with several active and former professional athletes, including Ozzie Smith, David Price, Tony Delk and Mike Ditka, in the branding of our IMAC Regeneration Centers. Our outpatient medical clinics emphasize our focus around treating sports and orthopedic injuries as an alternative to traditional surgeries for repair or joint replacement.

Revenues

Our revenue mix is diversified between medical treatments and physiological treatments. Our medical treatments are further segmented into traditional medical and regenerative medicine practices. For the last full fiscal year and the first quarter of 2019, traditional medical treatments comprised approximately 33% of our total net patient revenues, while regenerative medicine accounted for approximately 31% of our total net patient revenues. Physiological treatments generated the remainder of our total net patient revenues as physical therapy amounted to 33% and chiropractic care at 3% of such revenues. We are an in-network provider for traditional physical medical treatments, such as physical therapy, chiropractic services and medical evaluations, with most private health insurance carriers. Regenerative medical treatments are typically not covered by insurance, but paid by the patient. For more information on our revenue recognition policies, see “Critical Accounting Policies and Estimates - Revenue Recognition.”

See the tables below for more information regarding our revenue breakdown by service type and payor.

	Three Months Ended March 31,
	2019	2018

Outpatient facilities revenues	100%	87.46%
Other services revenue(1)	-%	12.54%

Total	100.00%	100.00%

(1) Other is comprised of administrative and management fees prior to IMAC’s ownership.

Outpatient Facility Revenue

	Three Months Ended March 31,
	2019	2018
Private insurance payors	24%	23%
Government payors	22%	13%
Patient payor	54%	64%
Other	-%	-%
Total	100.00%	100.00%

We recorded consolidated patient billings of $7,289,022 and $532,872 and realized total net patient revenues, less allowances for contractual adjustments with third-party payers, of $2,769,828 and $234,253 for the three months ended March 31, 2019 and 2018, respectively. Our net loss for the three months ended March 31, 2019 and 2018 was $1,599,187 and $404,664, respectively.

Procedures performed and visits to our clinics are an indication of business activity. Procedures showed an increase of 1,383.5% for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018. Procedures increased from 5,011 in the quarter ended March 31, 2018 to 74,340 in the quarter ended March 31, 2019. Visits to our clinics showed an increase of 1,715.3% for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018. Visits increased from 1,698 in the quarter ended March 31, 2018 to 30,824 in the quarter ended March 31, 2019.

Corporate Conversion

Prior to June 1, 2018, we were a Kentucky limited liability company named IMAC Holdings, LLC. Effective June 1, 2018, we converted into a Delaware corporation pursuant to a statutory merger (the “Corporate Conversion”) and changed our name to IMAC Holdings, Inc. All of our outstanding membership interests were exchanged on a proportional basis into shares of common stock of IMAC Holdings, Inc.

Following the Corporate Conversion, IMAC Holdings, Inc. continues to hold all of the property and assets of IMAC Holdings, LLC and all of the debts and obligations of IMAC Holdings, LLC continue as the debts and obligations of IMAC Holdings, Inc. The purpose of the Corporate Conversion was to reorganize our corporate structure so that the top tier entity in our corporate structure is a corporation rather than a limited liability company and so that our existing owners own shares of our common stock rather than membership interests in a limited liability company. Except as otherwise noted herein, the condensed consolidated financial statements (unaudited) included herein are those of IMAC Holdings, Inc. and its consolidated subsidiaries.

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

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the condensed consolidated financial statements are prepared. On an ongoing basis, we evaluate our estimates, including those related to insurance adjustments and provisions for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

We believe that, of the significant accounting policies discussed in our Notes to the Condensed Consolidated Financial Statements (Unaudited), the following accounting policies require our most difficult, subjective or complex judgments in the preparation of our financial statements.

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

Accounts Receivable

Accounts receivable primarily consists of amounts due from third-party payers (non-governmental), governmental payers and private pay patients and is recorded net of allowances for doubtful accounts and contractual discounts. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. Accordingly, accounts receivable reported in our condensed consolidated financial statements are recorded at the net amount expected to be received. Our primary collection risks are (i) the risk of overestimation of net revenues at the time of billing that may result in our receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies’ denial of claims, (iii) the risk that patients will fail to remit insurance payments to us when the commercial insurance company pays out-of-network claims directly to the patient, (iv) resource and capacity constraints that may prevent us from handling the volume of billing and collection issues in a timely manner, (v) the risk that patients do not pay us for their self-pay balances (including co-pays, deductibles and any portion of the claim not covered by insurance), and (vi) the risk of non-payment from uninsured patients.

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

Income Taxes

Prior to June 1, 2018, IMAC Holdings, IMAC Management Services, IMAC Texas, IMAC of St. Louis and IMAC Nashville were limited liability companies and taxed as partnerships. As a result, income tax liabilities were passed through to the individual members. Any future tax benefit arising from post conversion corporate losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in our condensed consolidated financial statements. For more information, see “Corporate Conversion.”

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

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

The following table sets forth a summary of IMAC Holdings, Inc.’s statements of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Patient revenues	$7,289,022	$532,872
Contractual adjustments	(4,519,194)	(298,619)
Total patient revenues, net	$2,769,828	$234,253
Other revenue:
Internal management fee revenue	-	33,600
Total revenue	2,769,828	267,853
Operating expenses:
Patient expenses	436,129	37,134
Salaries and benefits	2,064,623	446,796
Share-based compensation	3,749	3,749
Advertising and marketing	347,016	93,178
General and administrative	977,369	239,692
Depreciation and amortization	285,567	31,268
Total operating expenses	4,114,454	851,817
Operating loss	$(1,344,626)	$(583,964)
Other income (expenses):
Interest income	-	3,312
Other (loss)	(15,955)	-
Beneficial conversion interest expense	(639,159)	-
Interest expense	(30,671)	(23,552)
Total other (expenses)	(685,785)	(20,240)
Loss before equity in (loss) of non-consolidated affiliate	$(2,030,410)	$(604,204)
Equity in (loss) of non-consolidated affiliate	-	(85,651)
Net loss before income taxes	$(2,030,410)	$(689,855)
Income taxes	-	-
Net loss	$(2,030,410)	$(689,855)
Net loss attributable to the non-controlling interest	431,223	285,191
Net loss attributable to the IMAC Holdings, Inc.	$(1,599,187)	$(404,664)

During the three months ended March 31, 2019, our revenues increased 934.1% to $2.77 million from $0.27 million for the same period in 2018. We incurred net loss attributable to IMAC Holdings Inc. for the three months ended March 31, 2019 of $1.60 million, compared to net loss of $0.40 million for the three months ended March 31, 2018. The primary reasons for the increase were the costs associated with preparing for, completing and on-going costs relating to our initial public offering, as well as costs associated with our 2018 acquisitions.

Revenues

Revenues for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenues:
Outpatient facility services	$2,770	$234
All other	-	34
Total revenues	$2,770	$268

Patient service revenues increased 1,082.4% to $2.77 million for the three months ended March 31, 2019 compared to $0.23 million for the three months ended March 31, 2018, primarily due to the 2018 acquisitions of IMAC of Kentucky, IMAC of Missouri and Advantage Health. The decrease in other service revenues is due to a decrease in management and administrative service fees derived from non-consolidated outpatient clinics.

Operating Expenses

Operating expenses consist of patient expenses, salaries and benefits, advertising and marketing, general and administrative expenses and depreciation expenses. Patient expenses consist of medical supplies for services rendered.

Cost of revenues (patient expense) was $0.44 million for the three months ended March 31, 2019 compared to $0.04 million for the three months ended March 31, 2018, with the increase in costs primarily attributable to our 2018 acquisitions. As a percentage of revenues, patient expenses were 15.75 % for the three months ended March 31, 2019 compared to 15.85% for the three months ended March 31, 2018.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and benefits expenses were $2.06 million and $0.45 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $1.62 million was attributable to our 2018 acquisitions and the costs related to the preparation and on-going accounting, legal and operational costs of our initial public offering. Salaries and benefit expense related to our 2018 business acquisitions was $1.36 million for the three months ended March 31, 2019 with no acquisition related salaries and benefit expense for the three months ended March 31, 2018. New employee salaries and benefits expense increased by $0.26 million for the three months ended March 31, 2019 compared to the same period for 2018. The increase was attributable to IMAC Holdings adding staff related to the preparation of, and on-going accounting, legal and operational costs of, our initial public offering.

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

Share based compensation was $0.004 and $0.004 million for the three months ended March 31, 2019 and 2018, respectively. As a percentage of revenues, share based compensation was 0.14% and 1.40% for the three months ended March 31, 2019 and 2018, respectively.

Advertising and marketing consists of marketing, business promotion and brand recognition.

Advertising and marketing was $0.35 million and $0.09 million for the three months ended March 31, 2019 and 2018, respectively. Advertising for acquired clinics was $0.18 million and $0 for the three months ended March 31, 2019 and 2018, respectively. Advertising for new clinics opened by us was $0.09 million and $0.05 million for the three months ended March 31, 2019 and 2018. As a percentage of revenues, advertising and marketing was 12.53% and 34.79% for the three months ended March 31, 2019 and 2018, respectively.

General and administrative expense (G&A) consists of all other costs other than advertising and marketing, salaries and wages, patient expenses and depreciation.

G&A was $0.98 million and $0.24 million for the three months ended March 31, 2019 and 2018, respectively. Our 2018 acquisitions accounted for $0.42 million of the increase. New clinics opened by us accounted for $0.006 million of the increase. Overhead costs such as accounting, legal, audit, and other costs associated with our initial public offering accounted for $0.3 million of the increase in expense for the three months ended March 31, 2019 as compared to the same period in 2018. As a percentage of revenues, general and administrative expense was 35.29% and 89.49% for the three months ended March 31, 2019 and 2018, respectively.

We purchase fixed assets, such as equipment or medical equipment, to use in the course of our business activities. We capitalize the full cost of the asset on our balance sheet and depreciate the cost over the asset’s estimated useful life.

We incurred $0.29 million and $0.03 million of depreciation and amortization costs for the three months ended March 31, 2019 and 2018, respectively. The increase was due to depreciation and amortization costs associated with the acquisitions of IMAC of Kentucky, IMAC of Missouri, and Advantage Therapy. As a percentage of revenues, depreciation and amortization expense was 10.3% and 11.7% for the three months ended March 31, 2019 and 2018, respectively.

Other income (loss)

Other income (loss) consists of interest expense, interest income, gain on acquisition and loss on disposal of an asset.

We incurred $0.69 million and $0.02 million in other losses for the three months ended March 31, 2019 and 2018, respectively. Beneficial conversion interest expense relating to the conversion of our 4% convertible notes to shares of our common stock accounted for $0.64 million of the increase. Acquisitions in 2018 accounted for $0.014 million of the increase in other losses and additional interest at the corporate level accounted for $0.012 million of the increase.

Loss before equity in (loss) of non-consolidated affiliate

Loss before equity in (loss) of non-consolidated affiliates was $2.03 million and $0.60 million for the three months ended March 31, 2019 and 2018, respectively. Acquisitions accounted for $0.11 million of the increase in loss while the loss for new facilities decreased by $0.25 million in the three months ended March 31, 2019 as compared to the same period in 2018. Overhead loss increased by $0.76 million in the three months ended March 31, 2019 as compared to the same period in 2018.

Equity in (loss) of non-consolidated affiliate

Equity in (loss) of non-consolidated affiliate is the proportional share (based on ownership) of the net earnings or losses of an unconsolidated affiliate.

Equity in (loss) of non-consolidated affiliate is the proportional share (based on ownership) of the net earnings or losses of an unconsolidated affiliate. Total loss of a non-consolidated affiliate decreased by $0.086 million for the three months ended March 31, 2019 as compared to the same period in 2018. The decrease was related to IMAC Holdings’ 36% ownership of the outstanding limited liability company membership units of IMAC of St. Louis.

Net loss attributable to the non-controlling interest

Net loss attributable to the non-controlling interest is the amount of net income (loss) for the period allocated to non-controlling partners of IMAC Holdings, Inc. that is included in the entity’s consolidated financial statements.

Net loss attributable to the non-controlling interest increased by approximately $0.15 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Acquisitions accounted for $0.21 million of the increase in loss and IMAC of Tennessee PC accounted for $0.50 million of the reduction in loss for the three months ended March 31, 2019 as compared to the same period in 2018.

Net loss

Net loss for the three months ended March 31, 2019 was $1.60 million compared to a net loss of $0.40 million for the three months ended March 31 2018. The increase in net loss of $1.20 million was the result of additional costs to IMAC Holdings, Inc. for the preparation for our initial public offering, on-going costs associated with becoming a public company and restructuring of facility level resources to the corporate level to prepare for expected growth.

Liquidity and Capital Resources

As of March 31, 2019, we had $3,065,553 in cash and working capital of $(2,370,554). As of December 31, 2018, we had cash of $194,316 and working capital of $(13,163,064). The increase in working capital was primarily due to our initial public offering completed in February 2019.

In February 2019, we completed an initial public offering of units of our common stock and warrants to purchase our common stock for net proceeds to us of approximately $3,797,916, after deducting underwriting discount and commissions and estimated offering expenses payable by us. We believe the net proceeds of our recent public offering, together with the cash at March 31, 2019 will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months.

As of March 31, 2019, we had approximately $6.5 million in current liabilities. In connection with the closing of our initial public offering in February 2019, we subsequently satisfied approximately $7.2 million in acquisition-related liabilities through the issuance of common stock and converted approximately $1.7 million in promissory notes issued in our 2018 private placement into shares of our common stock. Of the remaining current liabilities, approximately $1.2 million represents a mortgage on our Lexington, Kentucky property, approximately $1.6 million represents an existing note payable to the Edward S. Bredniak Revocable Trust, which is due and payable in the fourth quarter of 2019, and approximately $0.94 million represents patient deposits prior to services being performed, which will be recognized as revenue in the near term. Lastly, we have approximately $1.5 million in current liabilities outstanding to our vendors and in operating lines of credit, which we have historically paid down in the normal course of our business.

As of March 31, 2019, we had an accumulated deficit of ($5,144,007). Prior to our initial public offering, we funded our operations primarily through the sale and issuance of convertible notes, bridge loans, and the use of funds from operations. Accordingly, we anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed or favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current of future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our independent registered public accounting firm has indicated that our financial condition raises substantial doubt as to our ability to continue as a going concern.

Operating Activities

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payers.

The following table sets forth our primary sources and uses of cash for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Statements of Cash Flow Data:
Net cash used in operating activities	$(894,149)	$(576,541)
Net cash used in investing activities	(42,426)	(1,315,726)
Net cash provided by financing activities	3,807,811	2,314,988
Net increase in cash	2,871,236	422,721
Cash, beginning of period	194,316	127,788
Cash, end of period	$3,065,552	$550,509

During the three months ended March 31, 2019, our operating cash flow from operations decreased to $(894,149) compared to $(576,541) for the three months ended March 31, 2018. This decrease was primarily attributable to our net loss and increase in accounts receivable and other assets.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2019 and 2018 were $(42,426) and $(1,315,726), respectively. This included $(42,426) and $(1,191,620) for the three months ended March 31, 2019 and 2018, respectively, related to purchases of property and equipment and leasehold improvements.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2019 was $3,807,811, including proceeds from our initial public offering, net of related fees, which totaled $3,504,164. Net cash provided by financing activities during the three months ended March 31, 2018 was $2,314,988, including proceeds from notes payable, which totaled $2,262,500.

Contractual Obligations

The following table summarizes our contractual obligations by period as of March 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 years	More Than 5 Years

Short-term debt obligations	$3,146,888	$3,146,888	$-	$-	$-
Long-term debt obligations, including interest	438,380	109,539	255,658	46,708	26,475
Capital lease obligations, including interest	113,579	16,354	65,417	31,809	-
Operating lease obligations	4,368,072	637,733	2,079,129	1,062,963	588,247
Total	$8,066,920	$3,910,514	$2,400,204	$1,141,479	$614,722

	Three Months Ended March 31, 2019
	Current Portion	Long Term	Total
Short-term debt obligations	$3,146,888	$-	$3,146,888
Long-term debt obligations, including interest	198,539	328,841	438,380
Capital lease obligations, including interest	16,354	97,225	113,579
Operating lease obligations	637,733	3,730,339	4,368,072
Total contractual obligations	$3,910,514	$4,156,406	$8,066,920

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2019 and 2018. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2019. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

We hired a consulting firm to advise on technical issues related to U.S. GAAP as related to the maintenance of our accounting books and records and the preparation of our consolidated financial statements. Although we are aware of the risks associated with not having dedicated accounting personnel, we are also at an early stage in the development of our business. We anticipate expanding our accounting functions with dedicated staff and improving our internal accounting procedures and separation of duties when we can absorb the costs of such expansion and improvement with additional capital resources. In the meantime, management will continue to observe and assess our internal accounting function and make necessary improvements whenever they may be required. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 1A.	RISK FACTORS

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows, and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2018 Annual Report on Form 10-K filed with the SEC on April 16, 2019.

We do not believe that there have been any other material additions or changes to the risk factors previously disclosed in our fiscal 2018 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On April 29, 2019, we confirmed that D. Anthony Bond will no longer serve as our Chief Financial Officer or any other position he held with the Company. Mr. Bond’s separation from employment was not in connection with any disagreement relating to our operations, policies or practices.

On April 30, 2019, our Board appointed Sheri Gardzina, age 50, to serve as our interim Chief Financial Officer and Corporate Secretary (and to be our principal financial officer and principal accounting officer). Ms. Gardzina is a licensed certified public accountant in Tennessee with more than 20 years of diverse public accounting, financial and business consulting experience with a variety of companies in the healthcare industry. Ms. Gardzina joined the Company in November 2017 as the Controller and was most recently the Executive Vice President of Finance of the Company. She was a key participant in the preparation of the financial statements for our February 2019 initial public offering.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dates as of April 1, 2019, by and among IMAC Holdings Inc., IMAC Management of Illinois, LLC, ISDI Holdings Inc. and Jason Hui (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019 and incorporated herein by reference).

2.2	Amendment to Agreement and Plan of Merger, dated April 19, 2019, by and among IMAC Holdings Inc., IMAC Management of Illinois, LLC, ISDI Holdings, Inc., ISDI Holdings II, Inc., PHR Holdings, Inc., and Jason Hui (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2019 and incorporated herein by reference).

3.1	Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2018 and incorporated herein by reference).

3.3	Bylaws of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.2	Form of Common Stock Warrant certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.3	Form of Warrant Agency Agreement between IMAC Holdings, Inc. and Equity Stock Transfer, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.4	Form of Underwriters’ Unit Purchase Option (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 8, 2019 and incorporated herein by reference).

10.1†	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Jeffrey S. Ervin (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2019 and incorporated herein by reference).

10.2†	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Matthew C. Wallis (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2019 and incorporated herein by reference).

10.3†

Employment Agreement, dated as of April 19, 2019, between IMAC Holdings, Inc. and Jason Hui (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2019 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

†	Compensatory plan or agreement.

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of IMAC Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAC HOLDINGS, INC.

Date: May 15, 2019	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin Chief Executive Officer (Principal Executive Officer, Duly Authorized Officer)

