Form 10-Q
period 2019-06-30
IMAC Holdings, Inc.
filed 2019-08-19
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1605 Westgate Circle, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IMAC	NASDAQ Capital Market
Warrants to Purchase Common Stock	IMACW	NASDAQ Capital Market

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

As of August 14, 2019 the registrant had 8,406,803 shares of common stock (par value $0.001 per share) outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$2,231,402	$194,316
Accounts receivable, net	1,101,483	303,630
Deferred compensation, current portion	312,258	-
Other assets	377,220	170,163
Total current assets	4,022,363	668,109

Property and equipment, net	3,588,532	3,333,638

Other assets:
Goodwill	2,042,125	2,042,125
Intangible assets, net	7,619,440	4,257,434
Deferred IPO Costs	-	335,318
Deferred compensation, net of current portion	653,478	-
Security deposits	508,936	438,163
Right of use asset	3,973,950	-
Total other assets	14,797,929	7,073,040

Total assets	$22,408,824	$11,074,787

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,227,198	$1,261,582
Acquisition liabilities	-	7,259,208
Patient deposits	1,315,789	454,380
Notes payable, current portion	1,322,337	4,459,302
Capital lease obligation, current portion	19,172	16,740
Line of credit	329,961	379,961
Liability to issue common stock, current portion	312,258	-
Operating lease	623,422	-
Total current liabilities	6,150,137	13,831,173

Long-term liabilities:
Notes payable, net of current portion	2,025,453	317,291
Capital Lease Obligation, net of current portion	74,771	84,038
Deferred Rent	-	197,991
Lease Incentive Obligation	519,192	576,454
Liability to issue common stock, net of current portion	808,852	-
Operating lease, net of current portion	3,543,034	-

Total liabilities	13,121,439	15,006,947

Stockholders’ equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 authorized, nil issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock; $0.001 par value, 30,000,000 authorized, 8,316,798 and 4,533,623 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	8,317	4,534
Additional paid-in capital	18,676,639	1,233,966
Accumulated deficit	(7,044,775)	(3,544,820)
Non-controlling interest	(2,352,796)	(1,625,840)
Total stockholders’ equity (deficit)	9,287,385	(3,932,160)

Total liabilities and stockholders’ equity (deficit)	$22,408,824	$11,074,787

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Patient revenues	$8,887,819	$1,414,459	$16,176,841	1,947,331
Contractual adjustments	(5,131,064)	(810,156)	(9,650,258)	(1,108,775)
Total patient revenue, net	3,756,755	604,303	6,526,583	838,556

Management fees	-	30,400	-	64,000
Total revenue	3,756,755	634,703	6,526,583	902,556

Operating expenses:
Patient expenses	927,778	48,582	1,363,907	85,716
Salaries and benefits	2,593,209	588,469	4,657,832	1,035,265
Share-based compensation	171,590	3,751	175,339	7,500
Advertising and marketing	349,328	85,333	696,344	178,511
General and administrative	1,429,822	737,139	2,407,191	976,831
Depreciation and amortization	396,989	89,236	682,556	120,504
Total operating expenses	5,868,716	1,552,510	9,983,169	2,404,327

Operating loss	(2,111,961)	(917,807)	(3,456,586)	(1,501,771)

Other income (expense):
Interest income	5	2,117	5	5,429
Other income (expenses)	(665)	18,356	(15,290)	18,356
Beneficial conversion interest expense	-	-	(639,159)	-
Interest expense	(85,210)	(32,728)	(115,881)	(56,280)
Total other (expenses)	(84,540)	(12,255)	(770,325)	(32,495)

Loss before equity in (loss) of non-consolidated affiliate	(2,196,501)	(930,062)	(4,226,911)	(1,534,266)

Equity in (loss) of non-consolidated affiliate	-	(19,899)	-	(105,550)

Net loss before income taxes	(2,196,501)	(949,961)	(4,226,911)	(1,639,816)

Income taxes	-	-	-	-

Net loss	(2,196,501)	(949,961)	(4,226,911)	(1,639,816)

Net loss attributable to the non-controlling interest	295,733	218,009	726,956	503,200

Net loss attributable to IMAC Holdings, Inc.	$(1,900,768)	$(731,952)	$(3,499,955)	(1,136,616)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.23)	$(0.16)	$(0.50)	(0.25)

Weighted average common shares outstanding
Basic and diluted	8,106,177	4,533,623	7,018,559	4,533,623

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional	Non-
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total

Balance, December 31, 2017	6,582,737	$6,583	$1,231,917	$(575,994)	$(491,077)	$171,429

Net loss	-	-	-	(285,191)	(404,665)	(689,856)

Balance, March 31, 2018	6,582,737	6,583	1,231,917	(861,185)	(895,742)	(518,427)

Purchase of non-controlling interest	-	-	-	(319,142)	-	(319,142)

Net loss	-	-	-	(218,009)	(731,951)	(949,960)

Balance, June 30, 2018	6,582,737	$6,583	$1,231,917	$(1,398,336)	$(1,627,693)	$(1,787,529)

Balance, December 31, 2018	4,533,623	$4,534	$1,233,966	$(1,625,840)	$(3,544,820)	(3,932,160)

Common stock issued for initial public offering proceeds, net of related fees	850,000	850	3,503,314	-	-	3,504,164

Issuance of common stock in connection with convertible notes	449,217	449	2,245,636	-	-	2,246,085

Issuance of common stock in connection with acquisitions	1,410,183	1,410	7,247,798	-	-	7,249,208

Exercise of warrants	9,900	10	49,490	-	-	49,500

Net loss	-	-	-	(431,223)	(1,599,187)	(2,030,410)

Balance, March 31, 2019	7,252,923	7,253	14,280,204	(2,057,063)	(5,144,007)	7,086,387

Issuance of common stock in connection with acquisitions	1,002,306	1,002	4,072,436	-	-	4,073,438

Exercise of warrants	61,569	62	307,783	-	-	307,845

Issuance of employee stock options	-	-	16,216	-	-	16,216

Net loss	-	-	-	(295,733)	(1,900,768)	(2,351,875)

Balance, June 30, 2019	8,316,798	$8,317	$18,676,639	$(2,352,796)	$(7,044,775)	$9,287,385

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(4,226,911)	$(1,639,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	682,556	120,504
Beneficial conversion interest expense	639,159	-
Share based compensation	175,339	-
Deferred rent	-	139,702
Equity in (earnings) loss of non-consolidated affiliate	-	(105,550)
(Increase) decrease in operating assets:
Accounts receivable, net	(259,712)	(387,160)
Due from related parties	-	252,147
Other assets	(98,685)	(383,903)
Security deposits	(70,773)	(460,334)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	675,820	588,034
Patient deposits	861,409	462,878
Due to shareholders	-	109,829
Lease incentive obligation	(57,262)	573,289
Net cash (used in) operating activities	(1,679,060)	(730,380)

Cash flows from investing activities:
Purchase of property and equipment	(389,469)	(2,406,323)
Proceeds from non-controlling interest	-	105,550
Net cash (used in) investing activities	(389,469)	(2,300,773)

Cash flows from financing activities:
Proceeds from initial public offering, net of related fees	3,839,482	-
Proceeds from warrants exercised	357,345	-
Proceeds from notes payable	100,000	2,803,320
Payments on notes payable	(54,377)	(100,933)
Proceeds from line of credit	20,000	365,000
Payments on line of credit	(150,000)	-
Proceeds from lease incentive	-	52,436
Payments on capital lease obligation	(6,835)	(3,865)
Net cash provided by financing activities	4,105,615	3,115,958

Net increase in cash	2,037,086	84,805

Cash, beginning of period	194,316	127,788

Cash, end of period	$2,231,402	$212,593

Supplemental cash flow information:
Interest paid	$30,671	$56,280
Non Cash Financing and Investing:
Business acquisition via stock issuance	$3,771,978	$6,389,208

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide orthopedic therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. The Company has opened two (2) medical clinics located in Tennessee and opened or acquired through management service agreements twelve (12) medical clinics located in Kentucky, Missouri and Illinois at June 30, 2019. The Company has partnered with several well-known sports stars such as Ozzie Smith, Tony Delk, Mike Ditka and David Price in opening its medical clinics, with a focus around treating sports injuries.

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Therefore, the interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements include the accounts of IMAC Holdings, Inc. (“IMAC Holdings”) and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) and IMAC Management of Progressive, LLC (“IMAC Illinois”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); and the following which prior to June 1, 2018 was held as a minority interest, IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”).

In June 2018, the Company consummated certain transactions resulting in the acquisition of the outstanding equity interests in IMAC St. Louis and Clinic Management Associates of KY, LLC (“CMA of KY”), an entity which consolidates Integrated Medical and Chiropractic Regeneration Center, PSC (“IMAC Kentucky”) due to control by contract. These entities are included in the condensed consolidated financial statements from the date of acquisition.

In August 2018, the Company acquired 100% of Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”) and 70% of BioFirma LLC (“BioFirma”). Both companies are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity.

In April 2019, the Company consummated certain transactions resulting in the acquisition of the outstanding equity interests in ISDI Holdings II, Inc., an Illinois corporation (“ISDI Holdings II”), and PHR Holdings, Inc., an Illinois corporation (“PHR Holdings”), entities which consolidate the results of Progressive Health and Rehabilitation, Ltd (“Progressive”) and Illinois Spine and Disc Institute, Ltd (“ISDI”) due to control by contract. These entities are included in the condensed consolidated financial statements from the date of acquisition.

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

Other management service fees are derived from management services where the Company provides billings and collections support to the clinics and where management services are provided based on state specific regulations known as the corporate practice of medicine (“CPM”). Under the CPM, a business corporation is precluded from practicing medicine or employing a physician to provide professional medical services. In these circumstances, the Company provides all administrative support to the physician-owned PC through an LLC. The PC is consolidated due to control by contract (an “MSA” – Management Services Agreement). The fees we derive from these management arrangements are either based on a predetermined percentage of the revenue of each clinic or a percentage mark up on the costs of the LLC. We recognize other management service revenue in the period in which services are rendered. These revenues are earned by IMAC Nashville, IMAC Management and IMAC Illinois and are eliminated in consolidation to the extent owned.

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

The Company’s accounts receivable from third-party payers are recorded net of estimated contractual adjustments and allowances from third-party payers, which are estimated based on the historical trend of the Company’s facilities’ cash collections and contractual write- offs, accounts receivable aging, established fee schedules, relationships with payers and procedure statistics. While changes in estimated reimbursement from third-party payers remain a possibility, the Company expects that any such changes would be minimal and, therefore, would not have a material effect on the Company’s financial condition or results of operations. The Company’s collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage the Company’s patient accounts provide for an aging schedule in 30-day increments, by payer, physician and patient. The Company analyzes accounts receivable at each of the facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients and written correspondence.

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

Intangible Assets

The Company capitalizes the fair value of intangible assets acquired in business combinations. Intangible assets are amortized on a straight line basis over its estimated economic useful lives, generally the contract term. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include trade names, non-compete agreements, customer relationships and contractual agreements.

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

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $696,344 and $178,511 for the six months ended June 30, 2019 and 2018, respectively and was $349,328 and $85,333 for the three months ended June 30, 2019 and 2018, respectively.

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

Income Taxes

IMAC Management, IMAC Texas, and IMAC Nashville are limited liability companies and are taxed as partnerships. IMAC Holdings was taxed as a partnership through May 31, 2018. As a result, income tax liabilities are passed through to the individual members. Accordingly, no provision for income taxes were reflected in the consolidated financial statements for periods prior to May 31, 2018 at which time the Company converted from a Limited Liability Company to a Delaware Corporation. Subsequent to the Company converting to a Delaware corporation, IMAC Nashville, IMAC Texas, Integrated Med Reg Ctr St. Louis, and IMAC Illinois continued as single-member limited liability companies that are disregarded entities for tax purposes and do not file separate tax returns. Their activity is included as part of IMAC Holdings Inc. BioFirma is a limited liability company and is taxed as a partnership. IMAC Management is a C-corporation and is included in the consolidated return of IMAC Holdings as a subsidiary.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. For the six months ended June 30, 2019 and 2018, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2016 are open and subject to examination by the taxing authorities.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. We adopted ASU 2016-02 on January 1, 2019. We recognized a right of use asset and a related obligation on our condensed consolidated financial statements.

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s consolidated financial statements are prepared in accordance with GAAP including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed consolidated financial statements, the Company has sustained substantial losses from operations since inception and has a deficiency in working capital of approximately $13.1 million and $2.1 million at December 31, 2018 and June 30, 2019, respectively. The Company had a net loss of approximately $3.3 million and $1.1 million at June 30, 2019 and 2018, respectively, and used cash of $1.7 million and $0.7 million for the six month periods ended June 30, 2019 and 2018, respectively, in its operations. The Company expects to continue to incur significant expenditures to develop and expand its owned and managed outpatient medical clinics.

Management recognizes that the Company must obtain additional resources to successfully integrate its acquired and managed clinics and implement its business plans. Through December 31, 2018, the Company has received funding in the form of indebtedness. Subsequent to December 31, 2018, the Company completed an initial public offering of 850,000 units, in which the Company received aggregate gross proceeds of approximately $4.3 million and extinguished liabilities of approximately $7.2 million. Management plans to continue to raise funds and/or refinance our indebtedness to support our operations in 2019 and beyond. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital and/or refinance indebtedness, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000. As of June 30, 2019, the Company had $1.1 million of cash in excess of federally insured limits. The Company has not experienced any losses on such accounts and does not feel it is exposed to any significant risk with respect to cash.

Revenue and Accounts Receivable

The Company had the following revenue and accounts receivable concentrations:

	June 30, 2019		December 31, 2018
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable
		(Unaudited)
Patient payment	51%	51%	62%	62%
Medicare payment	24%	24%	16%	16%
Insurance payment	25%	25%	22%	22%

Total	100%	100%	100%	100%

Note 5 – Accounts Receivable

Accounts receivable consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Unaudited)
Gross accounts receivable	$1,226,430	$314,185
Less: allowance for doubtful accounts and contractual adjustments	(124,947)	(10,555)
Accounts receivable, net	$1,101,483	$303,630

Note 6 – Business Acquisitions

During June 2018, the Company acquired CMA of Kentucky and IMAC St. Louis for aggregate consideration of approximately $6.1 million, which was paid in equity of the Company. The operating results of these two companies have been included in the Company’s consolidated financial statements from their dates of acquisition. The Company accounted for the transactions as business combinations, and has allocated the purchase consideration to the net assets acquired based on estimated fair values.

In addition, during June 2018, the Company acquired the non-controlling interest held in its majority-owned subsidiary for $300,000, which was paid in equity of the Company.

During August 2018, the Company acquired Advantage Therapy and BioFirma for aggregate consideration of approximately $900,000, which was paid in cash and equity of the Company. The operating results of these two companies have been included in the Company’s consolidated financial statements from their dates of acquisition. The Company accounted for the transactions as business combinations, and has allocated the purchase consideration to the net assets acquired based on estimated fair values.

During April 2019, the Company acquired ISDI Holdings II and PHR Holdings for aggregate consideration of approximately $4.1 million, which was paid in equity of the Company. The operating results of these companies have been included in the Company’s consolidated financial statements from their dates of acquisition. The Company accounted for the transactions as business combinations, and has allocated the purchase consideration to the net assets acquired based on estimated fair values.

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

IMAC St. Louis

On June 1, 2018 the Company acquired the remaining 64% membership interest in IMAC St. Louis not already owned by it pursuant to a Unit Purchase Agreement, increasing the Company’s ownership to 100%. IMAC St. Louis operates two (2) Ozzie Smith Centers in Missouri. Pursuant to the terms of the Unit Purchase Agreement, the Company agreed to pay the current owners, upon the closing of the Company’s initial public offering, an amount equal to 1.05 times the total collections from payments at the IMAC St. Louis centers on account of regeneration-related services and associated products from the period from June 1, 2017 to May 31, 2018, or $1,490,632. The purchase consideration was paid in the form of shares of our common stock based on the price per share of the Company’s common stock in the Company’s initial public offering. See Note 13.

The Company has included the financial results of IMAC St. Louis in the consolidated financial statements from June 1, 2018, the date of acquisition.

IMAC Nashville

Also, on June 1, 2018 the Company acquired the remaining 25% of the outstanding units of the limited liability company membership interests not already owned by the Company in IMAC Nashville for $300,000 and was paid in the form of shares of our common stock based on the price per share in the IPO. See Note 13.

Advantage Therapy

On August 1, the Company entered into an agreement to purchase all outstanding membership units of Advantage Therapy. The purchase price for the interests was equal to the dollar amount represented by 0.7 times the total Collections from payments for service in the Company account from June 1, 2017 to May 31, 2018, or approximately $892,000, of which $870,000 and $22,000 and was paid in equity and cash, respectively. See Note 13.

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

IMAC Illinois

On April 1, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of a practice management group that manages three clinics in the Chicago, Illinois area.

The Merger was completed on April 19, 2019. Pursuant to the Merger Agreement, the Company issued 1,002,306 restricted shares of the Company’s common stock (the “Merger Consideration”).

The following table summarizes the fair value of consideration paid and the allocation of purchase price to the fair value of net assets acquired for the business acquisitions:

	IMAC Kentucky	IMAC St. Louis	Advantage Therapy	BioFirma	Illinois
Property & equipment	$607,257	$-	$18,647	$-	$55,693
Intangible assets	4,224,113	264,000	37,000	1,429	3,716,285
Goodwill	-	1,327,507	713,189	-	-
Other assets	5,521	-	255,018	-	757,388
Current liabilities	(119,902)	-	(50,948)	-	(369,796)
Noncurrent liabilities	(118,413)	-	(79,975)	-	-
Non-controlling interest	-	-	-	(429)	-
	$4,598,576	$1,591,507	$892,931	$1,000	$4,159,570

Note 7 – Property and Equipment

The Company’s property and equipment consisted of the following:

	Estimated	June 30,	December 31,
	Useful Life in Years	2019	2018

Land and Building	40	$1,175,000	$1,175,000
Leasehold improvements	Shorter of asset or lease term	1,642,665	1,427,828
Equipment	1.5 - 7	1,903,861	1,180,093
Total property and equipment		4,721,526	3,782,921

Less: accumulated depreciation		(1,299,636)	(449,283)
		3,421,890	3,333,638
Construction in progress		166,642	-
Total property and equipment, net		$3,588,532	$3,333,638

In March 2018, the Company purchased real estate in Lexington Kentucky for the development of an IMAC facility for approximately $1.2 million. The Company funded the purchase with a note payable. See Note 11.

Depreciation was $328,276 and $120,504 for the six months ended June 30, 2019 and 2018, respectively and $173,395 and $89,236 for the three months ended June 30, 2019 and 2018, respectively.

Note 8 – Intangibles Assets and Goodwill

Intangible assets that were acquired in connection with the acquisition transactions (Note 6) during 2019 and 2018:

		December 31, 2018
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$4,224,113	$(211,206)	$4,012,907
Non-compete agreements	3 years	301,000	(56,473)	244,527
Definite lived assets		4,525,113	(267,679)	4,257,434
Goodwill		2,042,125	-	2,042,125
Total intangible assets and goodwill		$6,567,238	$(267,679)	$6,299,559

		June 30, 2019
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(515,318)	$7,425,080
Non-compete agreements	3 years	301,000	(106,640)	194,360
Definite lived assets		8,241,398	(621,958)	7,619,440
Goodwill		2,042,125	-	2,042,125
Total intangible assets and goodwill		$10,283,523	$(621,958)	$9,661,565

Amortization was $354,280 and $44,209 for the six months ended June 30, 2019 and 2018, respectively, and $130,686 and $44,209 for the three months ended June 30, 2019 and 2018, respectively.

The Company’s estimated future amortization of intangible assets was as follows:

Years Ending December 31,

2019 (six months)	$447,187
2020	894,373
2021	838,928
2022	794,040
2023	794,040
Thereafter	3,850,872
$7,619,440

Note 9 – Operating Leases

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method applied to leases that were in place as of January 1, 2019. Results for operating periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 840. The Company’s leases consists of operating leases that relate to real estate rental agreements. All of the value of the Company’s lease portfolio relates to real estate lease agreements that were entered into starting March 2017.

In March 2019, the Company entered into a five year lease agreement in Springfield, Missouri. The rent for the five year term is $726,432, and the lease allows the Company to renew the lease for two terms of three years each. The Company expects to take occupancy of the premises under the lease in September 2019.

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

Right of Use Assets

Right of use assets are included in the condensed consolidated Balance Sheet as follows:

Non-current assets
Right of use assets, net of amortization	$3,973,950

Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

Six Months Ended June 30, 2019

Operating lease expense	$456,772

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The amount of future minimum lease payments under operating are as follows:

Operating Leases

Undiscounted future minimum lease payments:
2019 (remainder of year)	$483,773
2020	880,912
2021	711,588
2022	712,149
2023	652,685
Thereafter	1,040,052
Total	4,481,159
Amount representing imputed interest	(314,703)
Total operating lease liability	4,166,456
Current portion of operating lease liability	(623,422)
Operating lease liability, non-current	$3,543,034

Note 10 – Lines of Credit

IMAC Nashville has a $150,000 line of credit with a financial institution that matured on October 15, 2018. The line bore interest at 6.50% per annum. The line was secured by substantially all of the Company’s assets and personally guaranteed by the members. The line had a $150,000 balance at December 31, 2018, and was repaid in February 2019.

IMAC Kentucky has a $150,000 line of credit with a financial institution that matured on August 1, 2018. The line accrued interest at 4.25% per annum. The line was secured by substantially all of the IMAC Kentucky’s assets and personally guaranteed by the members. The line had a $150,000 balance at December 31, 2018 and June 30, 2019, and subsequently was repaid in July 2019.

Advantage Therapy has a $100,000 line of credit with a financial institution that matures on November 20, 2020. The line bears interest at a variable rate which is currently 6.0% per annum. The line is secured by substantially all of IMAC Holding’s assets. The line had a $79,975 balance at December 31, 2018 and $79,961 at June 30, 2019.

Progressive has a $750,000 line of credit with a financial institution that matures August 2019. The line had a balance of $100,000 at June 30, 2019. The line accrues interest equal to the LIBOR rate plus 0.400 percentage points.

Note 11-Notes Payable

	June 30,	December 31,
	2019	2018

Note payable to The Edward S. Bredniak Trust in the amount of up to $2,000,000. An existing note payable with this entity in the amount of $379,676 has been combined into the new note payable which carries an interest rate of 10% per annum. The Note was amended in June 2019 and all outstanding balances are due January 5, 2021.	$1,750,000	$1,584,426

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matures on May 15, 2023, and is secured by the personal guarantees of certain Company executives.	112,800	125,670

Convertible notes interest accrued at 4%, and converted to common stock upon the closing of the Initial Public Offering. The notes may be converted to equity at or prior to maturity at a 20% discount to the per share price of a sale of equity securities. At the time of issuance of the convertible notes, the Company was unable to calculate the amount of a beneficial conversion (“BCF”) and related discount to be recorded until the occurrence of a Qualified Financing by the Company. The Qualified Financing occurred during the first quarter of 2019, at which time the Company recorded the BCF liability and related interest charge of approximately $639,000 associated with the discount. The BCF liability was reclassified to paid-in-capital upon conversion of the convertible notes.	-	1,540,000

$1.2 million mortgage loan with a financial institution. The loan agreement is for 6-months and carries an interest rate 3.35%. The loan matured in 2018 and was extended to 2019. It is currently interest only and is now on a month to month basis.	1,232,500	1,232,500

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	99,580	105,374

Note payable to a financial institution in the amount of $200,000 dated May 4, 2016. The note requires 60 monthly installments of $3,881 including principal and interest at 4.25%. The note matures on May 4, 2021, and is secured by the equipment and personal guarantees of certain company executives.	85,573	106,778

Note payable to an employee in the amount of $101,906 dated March 8, 2017. The note requires 5 annual installments of $23,350 including principal and interest at 5%. The note matures on December 31 2021, and is unsecured.	60,000	60,000

Note payable to a financial institution in the amount of $133,555 dated September 17, 2014. The note requires 60 monthly installments of $2,475 including principal and interest at 4.25%. The note matures on September 17, 2019.	7,331	21,845
	3,347,790	4,776,593
Less: current portion:	(1,322,337)	(4,459,302)
	$2,025,453	$317,291

Principal maturities of the Company’s notes payable are as follows:

Years Ending December 31,	Amount

2019 (six months)	$1,300,607
2020	104,435
2021	1,830,968
2022	43,935
2023	27,404
Thereafter	40,441
Total	$3,347,790

Note 12 – Related Party Transactions

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

On February 12, 2019, the Company reverse split its 6,582,737 shares of common stock to 4,533,623 shares of common stock outstanding pursuant to an amendment of the Company’s certificate of incorporation. The reverse split has been given retrospective treatment.

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

On April 19, 2019, the Company consummated the transactions contemplated by the Merger Agreement and issued 1,002,306 shares of its common stock as Merger Consideration.

2018 Incentive Compensation Plan

The Company’s board of directors and holders of a majority of outstanding shares approved and adopted the Company’s 2018 Incentive Compensation Plan (“2018 Plan”) in May 2018, reserving the issuance of up to 1,000,000 shares of common stock (subject to certain adjustments) upon exercise of stock options and grants of other equity awards.  The 2018 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to the Company’s non-employee directors and consultants, and affiliates.

Stock Options

At March 31, 2019, the Company had no outstanding stock options to purchase its common stock.  As of June 30, 2019, the Company had outstanding stock options to purchase 312,518 shares of its common stock which were granted as non-qualified stock options to various employees of the Company. These options vest over a period of four years, with 25% vesting in May 2020 and the remaining 75% vesting in equal monthly installments over the following 36 months, are exercisable for a period of ten years, and enable the holders to purchase shares of the Company’s common stock at the exercise price of $4.04. The per-share fair values of these options are $1.87, based on Black-Scholes-Merton pricing model with the following assumptions: a volatility rate of 32.2%, risk free rate of $2.4% and the expected term of 10 years.

Restricted Stock Units

On May 21, 2019, the Company granted an aggregate of 277,500 Restricted Stock Units (“RSUs”) to certain employees, executives and Board members, the terms of which vest over various periods between the date of grant and four years following the date of grant. On August 13, 2019, 30,000 shares of common stock were issued pursuant to granted RSUs which had vested as of such date.

Note 14 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 50% of up to 6 % of total compensation for those employees making salary deferrals. The Company made contributions of $20,761 and $0 during the six months ended June 30, 2019 and 2018, respectively, and $13,354 and $0 during the three months ended June 30, 2019 and 2018, respectively.

Note 15 – Income Taxes

The Company’s provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Deferred tax benefit at the federal statutory rate	21%
Valuation allowance	-21%
0%

At June 30, 2019, the Company has a net operating loss carryforward of approximately $3.7 million for federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at June 30, 2019. The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

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

Note 17 - Subsequent Events

In July 2019, the Company entered into a five-year lease agreement in Springfield, Missouri. The rent for the five-year lease term is $726,432, with two renewal terms of three years each. The Company is expected to take occupancy of the leased premises in September 2019.

On July 15, 2019, the Company signed a $10 million share purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company. In consideration for entering into the $10 million agreement, the Company issued to Lincoln Park 60,006 shares of Company common stock as a commitment fee. The Purchase Agreement limits our sales of shares of common stock to Lincoln Park to 1,669,359 shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the Purchase Agreement unless (a) stockholder approval is obtained to issue more than such amount or (b) the average price of all applicable sales of our common stock to Lincoln Park under the Purchase Agreement equals or exceeds the lower of (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding July 15, 2019 or (ii) the average of the closing price of our common stock on the Nasdaq Capital Market for the five business days immediately preceding July 15, 2019.

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

Overview

We are a provider of movement and orthopedic therapies and minimally invasive procedures performed through our regenerative and rehabilitative medical treatments to improve the physical health of our patients at our fast-growing chain of IMAC Regeneration Centers which we own or manage. Our outpatient medical clinics provide conservative, minimally invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our licensed healthcare professionals evaluate each patient and provide a custom treatment plan that integrates traditional medical procedures and innovative regenerative medicine procedures in combination with physical medicine. We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. The original IMAC Regeneration Center opened in Kentucky in August 2000 and remains the flagship location of our current business, which was formally organized in March 2015. To date, we have opened seven and acquired seven outpatient medical clinics in Kentucky, Missouri, Tennessee and Illinois, and plan to further expand the reach of our facilities to other strategic locations throughout the United States. We have partnered with several active and former professional athletes, including Ozzie Smith, David Price, Tony Delk and Mike Ditka, in the branding of our IMAC Regeneration Centers. Our outpatient medical clinics emphasize our focus around treating sports and orthopedic injuries.

Revenues

Our revenue mix is diversified between medical treatments and physiological treatments. Our medical treatments are further segmented into traditional medical and regenerative medicine practices. For the last full fiscal year and the first half of 2019, traditional medical treatments comprised approximately 33% of our total net patient revenues, while regenerative medicine accounted for approximately 31% of our total net patient revenues. Physiological treatments generated the remainder of our total net patient revenues as physical therapy amounted to 33% and chiropractic care at 3% of such revenues. We are an in-network provider for traditional physical medical treatments, such as physical therapy, chiropractic services and medical evaluations, with most private health insurance carriers. Regenerative medical treatments are typically not covered by insurance, but paid by the patient. For more information on our revenue recognition policies, see “Critical Accounting Policies and Estimates - Revenue Recognition.”

We recorded consolidated patient billings of $16,176,841 and $1,947,331 for the six months ended June 30, 2019 and 2018, respectively, and realized total net patient revenues, less allowances for contractual adjustments with third-party payers, of $6,526,583 and $838,556 for the six months ended June 30, 2019 and 2018, respectively. Our net loss for the six months ended June 30, 2019 and 2018 was $3,499,955 and $1,136,616, respectively. We recorded consolidated patient billings of $8,887,819 and $1,414,459 for the three months ended June 30, 2019 and 2018, respectively, and realized total net patient revenues, less allowances for contractual adjustments with third-party payers, of $3,756,755 and $604,303 for the three months ended June 30, 2019 and 2018, respectively. Our net loss for the three months ended June 30, 2019 and 2018 was $1,900,768 and $731,952, respectively.

Procedures performed and visits to our clinics are an indication of business activity. Procedures increased 861% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Procedures increased from 16,564 in the six months ended June 30, 2018 to 159,183 in the six months ended June 30, 2019. Visits to our clinics showed an increase of 1,061% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Visits increased from 5,691 for the six months ended June 30, 2018 to 66,049 in the six months ended June 30, 2019.

Procedures increased 634% for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018. Procedures increased from 11,533 in the quarter ended June 30, 2018 to 84,843 in the quarter ended June 30, 2019. Visits to our clinics showed an increase of 782% for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018. Visits increased from 3,993 for the quarter ended June 30, 2018 to 35,225 in the quarter ended June 30, 2019.

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

Our accounts receivables from third-party payers are recorded net of estimated contractual adjustments and allowances from third-party payers, which are estimated based on the historical trend of our facilities’ cash collections and contractual write-offs, accounts receivable aging, established fee schedules, relationships with payers and procedure statistics. While changes in estimated reimbursement from third-party payers remain a possibility, we expect that any such changes would be minimal and, therefore, would not have a material effect on our financial condition or results of operations. Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payer, physician and patient. We analyze accounts receivable at each of the facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients and written correspondence.

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

Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

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

The following table sets forth a summary of our statements of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
	(unaudited)
Patient revenues	$8,887,819	$1,414,459
Contractual adjustments	(5,131,064)	(810,156)
Total patient revenues, net	3,756,755	604,303
Other revenue:
Management fees	-	30,400
Total revenue	3,756,755	634,703
Operating expenses:
Patient expenses	927,778	48,582
Salaries and benefits	2,593,209	588,469
Share-based compensation	171,590	3,751
Advertising and marketing	349,328	85,333
General and administrative	1,429,822	737,139
Depreciation and amortization	396,989	89,236
Total operating expenses	5,868,716	1,552,510
Operating loss	(2,111,961)	(917,807)
Other income (expenses):
Interest income	5	2,117
Other income (expenses)	665	18,356
Beneficial conversion interest expense	-	-
Interest expense	(85,210)	(32,728)
Total other (expenses)	(84,540)	(12,255)
Loss before equity in (loss) of non-consolidated affiliate	(2,196,501)	(930,062)
Equity in (loss) of non-consolidated affiliate	-	(19,899)
Net loss before income taxes	(2,196,501)	(949,961)
Income taxes	-	-
Net loss	(2,196,501)	(949,961)
Net loss attributable to the non-controlling interest	295,733	218,009
Net loss attributable to the IMAC Holdings, Inc.	$(1,900,768)	(731,952)

During the three months ended June 30, 2019, our revenues increased 522% to $3.76 million from $0.63 million for the same period in 2018 due to our acquisitions in 2018 and 2019. We incurred net loss attributable to the Company for the three months ended June 30, 2019 of $1.90 million, compared to net loss of $0.73 million for the three months ended June 30, 2018. The primary reasons for the increase were the costs associated with operating as a public company, costs associated with our 2019 and 2018 acquisitions and stock options issued to employees and restricted stock units issued to executives and directors.

Revenues

Revenues for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	2019	2018
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$3,669	$604
All other	88	30
Total revenues	$3,757	$634

Patient service revenues increased 528% to $3.76 million for the three months ended June 30, 2019, compared to $0.60 million for the six months ended June 30, 2018, primarily due to the 2019 acquisitions of ISDI Holdings II and PHR Holdings (collectively “IMAC of Illinois”) and 2018 acquisitions of IMAC of Kentucky, IMAC of Missouri and Advantage Health. The change in other service revenues is due to a decrease in management and administrative service fees derived from non-consolidated outpatient clinics.

Operating Expenses

Operating expenses consist of patient expenses, salaries and benefits, share based compensation, advertising and marketing, general and administrative expenses and depreciation expenses. Patient expenses consist of medical supplies for services rendered.

Cost of revenues (patient expense) was $0.93 million for the three months ended June 30, 2019 compared to $0.05 million for the three months ended June 30, 2018, with the increase in costs primarily attributable to our 2018 acquisitions. As a percentage of revenues, patient expenses were 25 % for the three months ended June 30, 2019 compared to 8% for the three months ended June 30, 2018.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and benefits expenses were $2.59 million and $0.59 million for the three months ended June 30, 2019 and 2018, respectively. The increase of $2.00 million was attributable to our 2019 and 2018 acquisitions and the costs related to our operating as a public company. Salaries and benefit expense related to our 2019 and 2018 business acquisitions was $1.66 million for the three months ended June 30, 2019 and $0.11 million for the three months ended June 30, 2018. New employee salaries and benefits expense increased by $0.93 million for the three months ended June 30, 2019 compared to the same period for 2018. The increase was attributable to our adding staff related to our operating as a public company.

Share-based compensation consists of the value of stock options issued to employees, restricted stock units issued to executives and directors and company stock for sponsor efforts outside of an endorsement agreement. At the time of the compensation, our company was still a limited liability company; therefore, compensation was in the form of limited liability company units instead of stock. The units converted to stock effective upon the Company’s conversion from a limited liability company to a corporation.

Share based compensation was $0.172 and $0.004 million for the three months ended June 30, 2019 and 2018, respectively. As a percentage of revenues, share based compensation was 4.57% and 0.59% for the three months ended June 30, 2019 and 2018, respectively.

Advertising and marketing consists of marketing, business promotion and brand recognition.

Advertising and marketing was $0.35 million and $0.09 million for the three months ended June 30, 2019 and 2018, respectively. Advertising for acquired clinics was $0.22 million and $0.03 for the three months ended June 30, 2019 and 2018, respectively. Advertising for new clinics opened by us was $0.18 million and $0.02 million for the three months ended June 30, 2019 and 2018. As a percentage of revenues, advertising and marketing was 9.30% and 13.44% for the three months ended June 30, 2019 and 2018, respectively.

General and administrative expense (“G&A”) consists of all other costs other than advertising and marketing, salaries and wages, patient expenses and depreciation.

G&A was $1.43 million and $0.74 million for the three months ended June 30, 2019 and 2018, respectively. Our acquisitions accounted for $0.68 million of the increase. As a percentage of revenues, general and administrative expense was 38.06% and 121.98% for the six months ended June 30, 2019 and 2018, respectively.

We purchase fixed assets, such as equipment or medical equipment, to use in the course of our business activities. We capitalize the full cost of the asset on our balance sheet and depreciate the cost over the asset’s estimated useful life.

We incurred $0.40 million and $0.09 million of depreciation and amortization costs for the three months ended June 30, 2019 and 2018, respectively. The increase was due to depreciation and amortization costs associated with the acquisitions of IMAC of Illinois, IMAC of Kentucky, IMAC of Missouri, and Advantage Therapy. As a percentage of revenues, depreciation and amortization expense was 10.57% and 14.77% for the three months ended June 30, 2019 and 2018, respectively.

Other income (loss)

Other income (loss) consists of interest expense, interest income, gain on acquisition and loss on disposal of an asset.

We incurred $0.08 million and $0.01 million in other losses for the three months ended June 30, 2019 and 2018, respectively. Acquisitions in 2018 accounted for $0.005 million of the increase in other losses and additional interest at the corporate level accounted for $0.068 million of the increase.

Loss before equity in (loss) of non-consolidated affiliate

Loss before equity in (loss) of non-consolidated affiliates was $2.20 million and $0.93 million for the three months ended June 30, 2019 and 2018, respectively. Acquisitions accounted for $0.21 million of the increase in loss while the loss for new facilities decreased by $0.88 million in the three months ended June 30, 2019 as compared to the same period in 2018.

Equity in (loss) of non-consolidated affiliate

Equity in (loss) of non-consolidated affiliate is the proportional share (based on ownership) of the net earnings or losses of an unconsolidated affiliate.

Equity in (loss) of non-consolidated affiliate is the proportional share (based on ownership) of the net earnings or losses of an unconsolidated affiliate. Total loss of a non-consolidated affiliate decreased by $0.02 million for the three months ended June 30, 2019 as compared to the same period in 2018. The decrease was related to IMAC Holdings increasing from 36% to 100% its ownership of the outstanding limited liability company membership units of IMAC of St. Louis.

Net loss attributable to the non-controlling interest

Net loss attributable to the non-controlling interest is the amount of net income (loss) for the period allocated to non-controlling partners of IMAC Holdings, Inc. that is included in the entity’s consolidated financial statements.

Net loss attributable to the non-controlling interest increased by approximately $0.07 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Acquisitions accounted for $0.25 million of the increase in loss and IMAC of Tennessee PC accounted for $0.18 million of the reduction in loss for the three months ended June 30, 2019 as compared to the same period in 2018.

Net loss

Net loss for the three months ended June 30, 2019 was $1.90 million compared to a net loss of $0.73 million for the three months ended June 30 2018. The increase in net loss of $1.00 million was the result of on-going costs associated with becoming a public company and restructuring of facility level resources to the corporate level to prepare for expected growth.

Results of Operations for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

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

The following table sets forth a summary of our statements of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Patient revenues	$16,176,841	$1,947,331
Contractual adjustments	(9,650,258)	(1,108,775)
Total patient revenues, net	$6,526,583	$838,556
Other revenue:
Management fees	-	64,000
Total revenue	6,526,583	902,556
Operating expenses:
Patient expenses	1,363,907	85,716
Salaries and benefits	4,657,832	1,035,265
Share-based compensation	175,339	7,500
Advertising and marketing	696,344	178,511
General and administrative	2,407,191	976,831
Depreciation and amortization	682,556	120,504
Total operating expenses	9,983,169	2,404,327
Operating loss	(3,456,586)	$(1,501,771)
Other income (expenses):
Interest income	5	5,429
Other income (expenses)	(15,290)	18,356
Beneficial conversion interest expense	(639,159)	-
Interest expense	(115,881)	(56,280)
Total other (expenses)	(770,325)	(32,495)
Loss before equity in (loss) of non-consolidated affiliate	(4,226,911)	$(1,534,266)
Equity in (loss) of non-consolidated affiliate	-	(105,550)
Net loss before income taxes	(4,226,911)	$(1,639,816)
Income taxes	-	-
Net loss	$(4,226,911)	$(1,639,816)
Net loss attributable to the non-controlling interest	726,956	503,200
Net loss attributable to the IMAC Holdings, Inc.	$(3,499,955)	$(1,136,616)

During the six months ended June 30, 2019, our revenues increased 623% to $6.53 million from $0.90 million for the same period in 2018. We incurred net loss attributable to IMAC Holdings Inc. for the six months ended June 30, 2019 of $3.50 million, compared to net loss of $1.14 million for the six months ended June 30, 2018. The primary reasons for the increase were the costs associated with preparing for, completing and on-going costs relating to our initial public offering, operating as a public company and costs associated with our 2019 and 2018 acquisitions.

Revenues

Revenues for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019	2018
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$6,439	$839
All other	88	64
Total revenues	$6,527	$903

Patient service revenues increased 678% to $6.52 million for the six months ended June 30, 2019 compared to $0.84 million for the six months ended June 30, 2018, primarily due to the 2019 acquisition of IMAC of Illinois and 2018 acquisitions of IMAC of Kentucky, IMAC of Missouri and Advantage Health. The change in other service revenues is due to a decrease in management and administrative service fees derived from non-consolidated outpatient clinics.

Operating Expenses

Operating expenses consist of patient expenses, salaries and benefits, share based compensation, advertising and marketing, general and administrative expenses and depreciation expenses. Patient expenses consist of medical supplies for services rendered.

Cost of revenues (patient expense) was $1.36 million for the six months ended June 30, 2019 compared to $0.08 million for the six months ended June 30, 2018, with the increase in costs primarily attributable to our 2018 acquisitions. As a percentage of revenues, patient expenses were 20.90 % for the six months ended June 30, 2019 compared to 9.50% for the six months ended June 30, 2018.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and benefits expenses were $4.66 million and $1.04 million for the six months ended June 30, 2019 and 2018, respectively. The increase of $3.62 million was attributable to our 2019 and 2018 acquisitions and the costs related to the preparation and on-going accounting, legal and operational costs of our initial public offering and operating as a public company. Salaries and benefit expense related to our 2019 and 2018 business acquisitions was $2.73 million for the six months ended June 30, 2019 and $0.11 million for the six months ended June 30, 2018. New employee salaries and benefits expense increased by $0.60 million for the six months ended June 30, 2019 compared to the same period for 2018. The increase was attributable to our adding staff related to the preparation of, and on-going accounting, legal and operational costs of, our initial public offering and operating as a public company.

Share-based compensation consists of the value of stock options issued to employees, restricted stock units issued to executives and directors and company stock for sponsor efforts outside of an endorsement agreement. At the time of the compensation, our company was still a limited liability company; therefore, compensation was in the form of limited liability company units instead of stock. The units converted to stock effective upon the Company’s conversion from a limited liability company to a corporation.

Share based compensation was $0.175 and $0.008 million for the six months ended June 30, 2019 and 2018, respectively. As a percentage of revenues, share based compensation was 2.69% and 0.83% for the six months ended June 30, 2019 and 2018, respectively.

Advertising and marketing consists of marketing, business promotion and brand recognition.

Advertising and marketing was $0.70 million and $0.18 million for the six months ended June 30, 2019 and 2018, respectively. Advertising for acquired clinics was $0.69 million and $0.02 for the six months ended June 30, 2019 and 2018, respectively. Advertising for new clinics opened by us was $0.49 million and $0.16 million for the six months ended June 30, 2019 and 2018. As a percentage of revenues, advertising and marketing was 10.67% and 21.29% for the six months ended June 30, 2019 and 2018, respectively.

G&A consists of all other costs other than advertising and marketing, salaries and wages, patient expenses and depreciation.

G&A was $2.41 million and $0.98 million for the six months ended June 30, 2019 and 2018, respectively. Our 2018 acquisitions accounted for $1.02 million of the increase. New clinics opened by us accounted for $0.41 million of the increase. Overhead costs such as accounting, legal, audit, and other costs associated with our initial public offering accounted for $0.3 million of the increase in expense for the six months ended June 30, 2019 as compared to the same period in 2018. As a percentage of revenues, general and administrative expense was 36.88% and 108.23% for the six months ended June 30, 2019 and 2018, respectively.

We purchase fixed assets, such as equipment or medical equipment, to use in the course of our business activities. We capitalize the full cost of the asset on our balance sheet and depreciate the cost over the asset’s estimated useful life.

We incurred $0.68 million and $0.12 million of depreciation and amortization costs for the six months ended June 30, 2019 and 2018, respectively. The increase was due to depreciation and amortization costs associated with the acquisitions of IMAC of Illinois, IMAC of Kentucky, IMAC of Missouri, and Advantage Therapy. As a percentage of revenues, depreciation and amortization expense was 10.46% and 13.35% for the six months ended June 30, 2019 and 2018, respectively.

Other income (loss)

Other income (loss) consists of interest expense, interest income, gain on acquisition and loss on disposal of an asset.

We incurred $0.77 million and $0.03 million in other losses for the six months ended June 30, 2019 and 2018, respectively. Beneficial conversion interest expense relating to the conversion of our 4% convertible notes to shares of our common stock accounted for $0.64 million of the increase. Acquisitions in 2018 accounted for $0.014 million of the increase in other losses and additional interest at the corporate level accounted for $0.086 million of the increase.

Loss before equity in (loss) of non-consolidated affiliate

Loss before equity in (loss) of non-consolidated affiliates was $4.23 million and $1.53 million for the six months ended June 30, 2019 and 2018, respectively. Acquisitions accounted for $0.28 million of the increase in loss while the loss for new facilities decreased by $2.25 million in the six months ended June 30, 2019 as compared to the same period in 2018.

Equity in (loss) of non-consolidated affiliate

Equity in (loss) of non-consolidated affiliate is the proportional share (based on ownership) of the net earnings or losses of an unconsolidated affiliate.

Equity in (loss) of non-consolidated affiliate is the proportional share (based on ownership) of the net earnings or losses of an unconsolidated affiliate. Total loss of a non-consolidated affiliate decreased by $0.106 million for the six months ended June 30, 2019 as compared to the same period in 2018. The decrease was related to IMAC Holdings increasing from 36% to 100% its ownership of the outstanding limited liability company membership units of IMAC of St. Louis.

Net loss attributable to the non-controlling interest

Net loss attributable to the non-controlling interest is the amount of net income (loss) for the period allocated to non-controlling partners of IMAC Holdings, Inc. that is included in the entity’s consolidated financial statements.

Net loss attributable to the non-controlling interest increased by approximately $0.22 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Acquisitions accounted for $0.36 million of the increase in loss and IMAC of Tennessee PC accounted for $0.14 million of the reduction in loss for the six months ended June 30, 2019 as compared to the same period in 2018.

Net loss

Net loss for the six months ended June 30, 2019 was $3.50 million compared to a net loss of $1.14 million for the six months ended June 30 2018. The increase in net loss of $2.19 million was the result of additional costs of our company for the preparation for our initial public offering, on-going costs associated with becoming a public company and restructuring of facility level resources to the corporate level to prepare for expected growth.

Liquidity and Capital Resources

As of June 30, 2019, we had $2,231,402 in cash and deficiency in working capital of $(2,127,774). As of December 31, 2018, we had cash of $194,316 and deficiency in working capital of $(13,163,064). The decrease in working capital deficiency was primarily due to our initial public offering completed in February 2019.

In February 2019, we completed an initial public offering of units of our common stock and warrants to purchase our common stock for net proceeds to us of approximately $3,839,482, after deducting underwriting discount and commissions and estimated offering expenses payable by us. We believe the net proceeds of our recent public offering, together with the cash at June 30, 2019 will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months.

On June 28, 2019, we entered into an amendment to our outstanding 10.00% Promissory Note (the “Amendment”) with Edward S. Bredniak (“Bredniak”). The Amendment amends the terms of our 10.00% Promissory Note previously due December 31, 2019, which was originally issued on June 1, 2018 by us to Bredniak (the “Note”). Among other things, the Amendment provides for the extension of the maturity of the Note to January 5, 2021, reduces the principal amount of the Note from $2,000,000 to $1,750,000, corrects the name of the lender under the Note from The Edward S. Bredniak Revocable Trust u/a dated 8/14/2015 to Edward S. Bredniak, and provides for the payment of any outstanding amounts under the Note which exceed $1,750,000 as of the date of the Amendment.

As of June 30, 2019, we had approximately $6.2 million in current liabilities. In connection with the closing of our initial public offering in February 2019, we subsequently satisfied approximately $7.2 million in acquisition-related liabilities through the issuance of common stock and converted approximately $1.7 million in promissory notes issued in our 2018 private placement into shares of our common stock. Of the remaining current liabilities, approximately $1.2 million represents a mortgage on our Lexington, Kentucky property, and approximately $1.3 million represents patient deposits prior to services being performed, which will be recognized as revenue in the near term. Lastly, we have approximately $2.0 million in current liabilities outstanding to our vendors and in operating lines of credit, which we have historically paid down in the normal course of our business.

As of June 30, 2019, we had an accumulated deficit of ($7.2 million). Prior to our initial public offering, we funded our operations primarily through the sale and issuance of convertible notes, bridge loans, and the use of funds from operations. Accordingly, we anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed or favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current of future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our independent registered public accounting firm has indicated that our financial condition raises substantial doubt as to our ability to continue as a going concern.

On July 15, 2019, we signed a $10 million purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company. We also entered into a registration rights agreement (the “Registration Agreement”) with Lincoln Park in which we agreed to file a registration statement related to the transaction with the SEC covering the shares of our common stock that may be issued to Lincoln Park under the Purchase Agreement.

After the SEC has declared the registration statement related to the transaction effective, we have the right, in our sole discretion, over a 36-month period to sell shares of common stock to Lincoln Park, subject to certain limitations contained in the Purchase Agreement, in amounts up to 50,000 shares per regular sale, which may be increased to up to 100,000 shares depending on certain conditions as set forth in the Purchase Agreement (and subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement), up to the aggregate commitment of $10 million (“Regular Purchases”). In addition to Regular Purchases and subject to the terms and conditions of the Purchase Agreement, we in our sole discretion may direct Lincoln Park on each purchase date to make “accelerated purchases” and “additional accelerated purchases” on the following business day as provided in the Purchase Agreement. However, in no event may we sell any number of shares that would result in Lincoln Park beneficially owning more than 4.99% of our outstanding common stock.

There are no upper limits on the per share price Lincoln Park may pay to purchase our common stock; however, we may not sell more than $1,000,000 in shares of common stock to Lincoln Park per Regular Purchase. The purchase price of the shares related to the $10 million of future funding will be based on the prevailing market prices of our shares without any fixed discount. Furthermore, we control the timing and amount of any future sales, if any, of shares of common stock to Lincoln Park.

The Purchase Agreement limits our sales of shares of common stock to Lincoln Park to 1,669,359 shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the Purchase Agreement unless (a) stockholder approval is obtained to issue more than such amount or (b) the average price of all applicable sales of our common stock to Lincoln Park under the Purchase Agreement equals or exceeds the lower of (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding July 15, 2019 or (ii) the average of the closing price of our common stock on the Nasdaq Capital Market for the five Business Days immediately preceding July 15, 2019.

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. Additionally, Lincoln Park has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. The Purchase Agreement does not limit our ability to raise capital from other sources at our sole discretion, provided that we have agreed not to enter into any “variable rate” transactions with any third party for the 36-month period following the execution of the Purchase Agreement.

In consideration for entering into the $10 million agreement, we issued to Lincoln Park 60,006 shares of our common stock as a commitment fee and will issue up to an additional 60,006 shares pro rata, when and if Lincoln Park purchases, at the Company’s sole discretion, the $10 million aggregate commitment. The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us. The proceeds received by us under the Purchase Agreement may be used for any corporate purpose at our sole discretion.

Operating Activities

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payers.

The following table sets forth our primary sources and uses of cash for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Statements of Cash Flow Data:
Net cash used in operating activities	$(1,679,060)	$(730,380)
Net cash used in investing activities	(389,469)	(2,300,773)
Net cash provided by financing activities	4,105,615	3,115,958
Net increase in cash	2,037,086	84,805
Cash, beginning of period	194,316	127,788
Cash, end of period	$2,231,402	$212,593

During the six months ended June 30, 2019, our operating cash flow from operations decreased to $(1,679,060) compared to $(730,380) for the six months ended June 30, 2018. This decrease was primarily attributable to our net loss and increase in accounts receivable and other assets.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2019 and 2018 were $(389,469) and $(2,300,773), respectively. This included $(389,469) and $(2,300,773) for the six months ended June 30, 2019 and 2018, respectively, related to purchases of property and equipment and leasehold improvements.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2019 was $4,105,615, including proceeds from our initial public offering, net of related fees, which totaled $3,839,482. Net cash provided by financing activities during the six months ended June 30, 2018 was $3,115,958, including proceeds from notes payable, which totaled $2,803,320.

Contractual Obligations

The following table summarizes our contractual obligations by period as of June 30, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 years	More Than 5 Years

Short-term debt obligations	$1,322,337	$1,322,337	$-	$-	$-
Long-term debt obligations, including interest	2,025,453	-	1,977,762	30,096	17,595
Capital lease obligations, including interest	93,943	19,172	47,118	27,653	-
Operating lease obligations	4,166,456	623,422	1,988,978	872,421	681,635
Total	$7,608,189	$1,964,931	$4,013,858	$930,170	$699,230

	Six Months Ended June 30, 2019
	Current Portion	Long Term	Total
Short-term debt obligations	$1,322,337	$-	$1,322,337
Long-term debt obligations, including interest	-	2,025,453	2,025,453
Capital lease obligations, including interest	19,172	74,771	93,943
Operating lease obligations	623,422	3,543,034	4,166,456
Total contractual obligations	$1,964,931	$5,643,258	$7,608,189

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2019 and 2018. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2019.

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

Upon the completion of ISDI Holdings II and PHR Holdings on April 19, 2019, each of ISDI Holdings II and PHR Holdings’ issued and outstanding shares of common stock were cancelled and were converted automatically into the right of their sole shareholder to receive 1,002,306 restricted shares of the Company’s common stock (the “Merger Consideration”). The Merger Consideration was issued to such sole shareholder and a trust designated by such sole shareholder on April 22, 2019. Representations were made to the Company regarding such share recipients’ knowledge and experience, ability to bear economic risk and investment purpose with respect to the restricted shares they received. The Merger Consideration was issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act as a private offering. Such issuance did not involve a public offering, and was made without general solicitation or advertising.

On July 18, 2019, the Company issued to Lincoln Park 60,006 shares of Company common stock as a commitment fee (the “Initial Commitment Shares”) in connection with a financing transaction between the Company and Lincoln Park. The Initial Commitment Shares were issued in reliance on an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as a private offering. Such issuance did not involve a public offering, and was made without general solicitation or advertising.

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

On August 8, 2018, we filed a Certificate of Correction of the Certificate of Incorporation of the Company to correct Article VIII of its Certificate of Incorporation with respect to the exclusive forum in which certain actions involving the Company may be brought. Article VIII inadvertently omitted that this exclusive forum provision will not apply in those instances where there is exclusive federal jurisdiction, including, but not limited to, certain actions under the Securities Act of 1933 or the Securities Exchange Act of 1934, and has been corrected to add such exception.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dates as of April 1, 2019, by and among IMAC Holdings Inc., IMAC Management of Illinois, LLC, ISDI Holdings Inc. and Jason Hui (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019 and incorporated herein by reference).

2.2	Amendment to Agreement and Plan of Merger, dated April 19, 2019, by and among IMAC Holdings Inc., IMAC Management of Illinois, LLC, ISDI Holdings, Inc., ISDI Holdings II, Inc., PHR Holdings, Inc., and Jason Hui (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2019 and incorporated herein by reference).

3.1	Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2018 and incorporated herein by reference).

3.3	Certificate of Correction of the Certificate of Incorporation of IMAC Holdings, Inc. filed with the Delaware Secretary of State on August 8, 2019 (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2019 and incorporated herein by reference).

3.4	Bylaws of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.2	Form of Common Stock Warrant certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.3	Form of Warrant Agency Agreement between IMAC Holdings, Inc. and Equity Stock Transfer, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.4	Form of Underwriters’ Unit Purchase Option (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 8, 2019 and incorporated herein by reference).

10.1	Amendment to the 10.00% Promissory Note Due December 31, 2019, dated June 28, 2019, by and between IMAC Holdings, Inc. and Edward S. Bredniak (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2019 and incorporated herein by reference).

10.2	Purchase Agreement, dated as of July 15, 2019, by and between the Company and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2019 and incorporated herein by reference).

10.3	Registration Rights Agreement, dated as of July 15, 2019, by and between the Company and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2019 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of IMAC Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAC HOLDINGS, INC.

Date: August 19, 2019	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Executive Officer (Principal Executive Officer, Duly Authorized Officer)

