Form 10-Q
period 2019-09-30
IMAC Holdings, Inc.
filed 2019-11-14
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1605 Westgate Circle, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IMAC	NASDAQ Capital Market
Warrants to Purchase Common Stock	IMACW	NASDAQ Capital Market

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

As of November 7, 2019 the registrant had 8,551,741 shares of common stock (par value $0.001 per share) outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$740,911	$194,316
Accounts receivable, net	777,725	303,630
Deferred compensation, current portion	312,258	-
Other assets	331,986	170,163
Total current assets	2,162,880	668,109

Property and equipment, net	4,005,309	3,333,638

Other assets:
Goodwill	2,042,125	2,042,125
Intangible assets, net	7,435,846	4,257,434
Deferred IPO Costs	-	335,318
Deferred compensation, net of current portion	576,483	-
Security deposits	498,129	438,163
Right of use asset	4,296,613	-
Total other assets	14,849,196	7,073,040

Total assets	$21,017,385	$11,074,787

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,286,887	$1,261,582
Acquisition liabilities	-	7,259,208
Patient deposits	813,286	454,380
Notes payable, current portion	1,405,719	4,459,302
Capital lease obligation, current portion	17,287	16,740
Line of credit	79,961	379,961
Liability to issue common stock, current portion	312,258	-
Operating lease liability, current portion	1,015,753	-
Total current liabilities	5,931,151	13,831,173

Long-term liabilities:
Notes payable, net of current portion	2,162,290	317,291
Capital Lease Obligation, net of current portion	71,004	84,038
Deferred Rent	-	197,991
Lease Incentive Obligation	490,560	576,454
Liability to issue common stock, net of current portion	808,852	-
Operating lease liability, net of current portion	3,791,308	-

Total liabilities	13,255,165	15,006,947

Stockholders’ equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 authorized, nil issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock; $0.001 par value, 30,000,000 authorized, 8,450,095 and 4,533,623 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	8,450	4,534
Additional paid-in capital	18,863,254	1,233,966
Accumulated deficit	(8,593,737)	(3,544,820)
Non-controlling interest	(2,515,747)	(1,625,840)
Total stockholders’ equity (deficit)	7,762,220	(3,932,160)

Total liabilities and stockholders’ equity (deficit)	$21,017,385	$11,074,787

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Patient revenues	$8,712,495	$6,072,740	$24,889,336	$8,020,071
Contractual adjustments	(4,356,591)	(3,547,106)	(14,006,849)	(4,655,881)
Total patient revenue, net	4,355,904	2,525,634	10,882,487	3,364,190

Management fees	-	-	-	64,000
Total revenue	4,355,904	2,525,634	10,882,487	3,428,190

Operating expenses:
Patient expenses	950,517	339,893	2,314,424	425,609
Salaries and benefits	2,878,391	1,674,224	7,536,223	2,709,489
Share-based compensation	112,959	3,748	288,298	11,248
Advertising and marketing	317,800	291,688	1,014,144	470,199
General and administrative	1,311,315	1,003,996	3,718,506	1,980,827
Depreciation and amortization	422,405	424,316	1,104,961	544,820
Total operating expenses	5,993,387	3,737,865	15,976,556	6,142,192

Operating loss	(1,637,483)	(1,212,231)	(5,094,069)	(2,714,002)

Other income (expense):
Interest income	120	2,112	125	7,541
Other income (expenses)	(94)	-	(15,384)	18,356
Beneficial conversion interest expense	-	-	(639,159)	-
Interest expense	(74,456)	(45,812)	(190,337)	(102,092)
Total other (expenses)	(74,430)	(43,700)	(844,755)	(76,195)

Loss before equity in (loss) of non-consolidated affiliate	(1,711,913)	(1,255,931)	(5,938,824)	(2,790,197)

Equity in (loss) of non-consolidated affiliate	-	-	-	(105,550)

Net loss before income taxes	(1,711,913)	(1,255,931)	(5,938,824)	(2,895,747)

Income taxes	-	-	-	-

Net loss	(1,711,913)	(1,255,931)	(5,938,824)	(2,895,747)

Net loss attributable to the non-controlling interest	162,951	276,263	889,907	779,463

Net loss attributable to IMAC Holdings, Inc.	$(1,548,962)	$(979,668)	$(5,048,917)	(2,116,284)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.19)	$(0.22)	$(0.68)	(0.47)

Weighted average common shares outstanding
Basic and diluted	8,366,287	4,533,623	7,472,738	4,533,623

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional	Non-
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total

Balance, December 31, 2017	6,582,737	$6,583	$1,231,917	$(575,994)	$(491,077)	$171,429

Net loss	-	-	-	(285,191)	(404,665)	(689,856)

Balance, March 31, 2018	6,582,737	6,583	1,231,917	(861,185)	(895,742)	(518,427)

Purchase of non-controlling interest	-	-	-	(319,142)	-	(319,142)

Net loss	-	-	-	(218,009)	(731,951)	(949,960)

Balance, June 30, 2018	6,582,737	6,583	1,231,917	(1,398,336)	(1,627,693)	(1,787,529)

Net loss	-	-	-	(275,833)	(979,668)	(1,255,501)
Balance, September 30, 2018	6,582,737	$6,583	$1,231,917	$(1,674,169)	$(2,607,361)	$(3,043,030)

Balance, December 31, 2018	4,533,623	$4,534	$1,233,966	$(1,625,840)	$(3,544,820)	(3,932,160)

Common stock issued for initial public offering proceeds, net of related fees	850,000	850	3,503,314	-	-	3,504,164

Issuance of common stock in connection with convertible notes	449,217	449	2,245,636	-	-	2,246,085

Issuance of common stock in connection with acquisitions	1,410,183	1,410	7,247,798	-	-	7,249,208

Exercise of warrants	9,900	10	49,490	-	-	49,500

Net loss	-	-	-	(431,223)	(1,599,187)	(2,030,410)

Balance, March 31, 2019	7,252,923	7,253	14,280,204	(2,057,063)	(5,144,007)	7,086,387

Issuance of common stock in connection with acquisitions	1,002,306	1,002	4,072,436	-	-	4,073,438

Exercise of warrants	61,569	62	307,783	-	-	307,845

Issuance of employee stock options	-	-	16,216	-	-	16,216

Net loss	-	-	-	(295,733)	(1,900,768)	(2,196,501)

Balance, June 30, 2019	8,316,798	$8,317	$18,676,639	$(2,352,796)	$(7,044,775)	$9,287,385

Issuance of common stock	133,297	133	150,652	-	-	150,785

Issuance of employee stock options	-	-	35,963	-	-	35,963

Net loss	-	-	-	(162,951)	(1,548,962)	(1,711,913)

Balance, September 30, 2019	8,450,095	$8,450	$18,863,254	$(2,515,747)	$(8,593,737)	$7,762,220

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(5,938,824)	$(2,895,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,104,961	544,821
Beneficial conversion interest expense	639,159	-
Shared based compensation	288,298	-
Non cash expense	150,785	-
Deferred rent	-	136,470
Equity in (earnings) loss of non-consolidated affiliate	-	(105,550)
(Increase) decrease in operating assets:
Accounts receivable, net	64,046	(547,667)
Due from related parties	-	(95,501)
Other assets	(53,450)	(330,285)
Security deposits	(59,966)	(410,335)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	736,704	826,149
Patient deposits	358,906	719,831
Lease incentive obligation	(85,894)	544,658
Net cash used in operating activities	(2,795,275)	(1,613,156)

Cash flows from investing activities:
Purchase of property and equipment	(688,312)	(2,405,999)
Proceeds from non-controlling interest	-	347,648
Net cash used in investing activities	(688,312)	(2,058,351)

Cash flows from financing activities:
Proceeds from initial public offering, net of related fees	3,839,482	-
Proceeds from warrants exercised	357,345	-
Proceeds from notes payable	212,800	3,429,430
Payments on notes payable	(86,958)	(148,901)
Proceeds from line of credit	20,000	494,975
Payments on line of credit	(300,000)	(140,000)
Proceeds from lease incentive	-	52,437
Payments on capital lease obligation	(12,487)	(7,898)
Proceeds from capital lease obligation	-	105,550
Net cash provided by financing activities	4,030,182	3,785,593

Net increase in cash	546,595	114,086

Cash, beginning of period	194,316	127,788

Cash, end of period	$740,911	$241,874

Supplemental cash flow information:
Interest paid	$97,147	$102,092
Taxes paid	$18,533	$461
Non Cash Financing and Investing:
Business acquisition via stock issuance	$3,771,978	$7,139,397

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide orthopedic therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. The Company has opened two (2) medical clinics located in Tennessee and opened or acquired through management service agreements twelve (12) medical clinics located in Kentucky, Missouri and Illinois at September 30, 2019. The Company has partnered with several well-known sports stars such as Ozzie Smith, Tony Delk, Mike Ditka and David Price in opening its medical clinics, with a focus around treating sports injuries.

Effective June 1, 2018, the Company converted from IMAC Holdings, LLC a Kentucky limited liability company to IMAC Holdings, Inc. a Delaware Corporation, followed by a reverse stock split in February 2019. These accounting changes have been given retrospective treatment in the condensed consolidated financial statements.

During February 2019, the Company completed an initial public offering (“IPO”) of securities. See Note 12 – Stockholders’ Equity.

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

The accompanying condensed consolidated financial statements include the accounts of IMAC Holdings, Inc. (“IMAC Holdings”) and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) and IMAC Management of Illinois, LLC (“IMAC Illinois”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); and the following which prior to June 1, 2018 was held as a minority interest, IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”).

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

Fair Value of Financial Instruments

The carrying amount of accounts receivable, accounts payable and acquisition liabilities approximate their respective fair values due to the short-term nature. The carrying amount of the line of credit and note payable approximates fair values due to their market interest rates. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

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

The Company’s accounts receivable from third-party payers are recorded net of estimated contractual adjustments and allowances from third-party payers, which are estimated based on the historical trend of the Company’s facilities’ cash collections and contractual write-offs, accounts receivable aging, established fee schedules, relationships with payers and procedure statistics. While changes in estimated reimbursement from third-party payers remain a possibility, the Company expects that any such changes would be minimal and, therefore, would not have a material effect on the Company’s financial condition or results of operations. The Company’s collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage the Company’s patient accounts provide for an aging schedule in 30-day increments, by payer, physician and patient. The Company analyzes accounts receivable at each of the facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients and written correspondence.

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

Intangible Assets

The Company capitalizes the fair value of intangible assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over its estimated economic useful lives, generally the contract term. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include trade names, non-compete agreements, customer relationships and contractual agreements.

Goodwill

The Company tests goodwill for impairment on an annual basis, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value.

Our goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The goodwill generated from the business combinations is primarily related to the value placed on the employee workforce and expected synergies. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition. There was no goodwill impairment for the periods presented.

Long-Lived Assets

Long-lived assets such as property and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairments of long-lived assets for the periods presented.

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $1,014,144 and $470,199 for the nine months ended September 30, 2019 and 2018, respectively and was $317,800 and $291,688 for the three months ended September 30, 2019 and 2018, respectively.

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

Income Taxes

IMAC Management, IMAC Texas, and IMAC Nashville are limited liability companies and are taxed as partnerships. IMAC Holdings was taxed as a partnership through May 31, 2018. As a result, income tax liabilities are passed through to the individual members. Accordingly, no provision for income taxes were reflected in the consolidated financial statements for periods prior to May 31, 2018 at which time the Company converted from a limited liability company to a Delaware corporation. Subsequent to the Company converting to a Delaware corporation, IMAC Nashville, IMAC Texas, IMAC St. Louis, and IMAC Illinois continued as single-member limited liability companies that are disregarded entities for tax purposes and do not file separate tax returns. Their activity is included as part of IMAC Holdings Inc. BioFirma is a limited liability company and is taxed as a partnership. IMAC Management is a C-corporation and is included in the consolidated return of IMAC Holdings as a subsidiary.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. For the nine months ended September 30, 2019 and 2018, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2016 are open and subject to examination by the taxing authorities.

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

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed consolidated financial statements, the Company has sustained substantial losses from operations since inception and has a deficiency in working capital of approximately $3.8 million and $13.2 million at September 30, 2019 and December 31, 2018, respectively. The Company had a net loss of approximately $5.0 million and $2.1 million at September 30, 2019 and 2018, respectively, and used cash of $2.8 million and $1.6 million for the nine month periods ended September 30, 2019 and 2018, respectively, in its operations. The Company expects to continue to incur significant expenditures to develop and expand its owned and managed outpatient medical clinics.

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

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000. As of September 30, 2019, the Company had no cash in excess of federally insured limits.

Revenue and Accounts Receivable

The Company had the following revenue and accounts receivable concentrations:

	September 30, 2019		December 31, 2018
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable
		(Unaudited)
Patient payment	49%	49%	62%	62%
Medicare payment	26%	26%	16%	16%
Insurance payment	25%	25%	22%	22%

Total	100%	100%	100%	100%

Note 5 – Accounts Receivable

Accounts receivable consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Unaudited)
Gross accounts receivable	$1,008,906	$314,185
Less: allowance for doubtful accounts and contractual adjustments	(231,181)	(10,555)
Accounts receivable, net	$777,725	$303,630

Note 6 – Business Acquisitions

During June 2018, the Company acquired CMA of Kentucky and IMAC St. Louis for aggregate consideration of approximately $6.1 million, which was paid in equity of the Company. The operating results of these two companies have been included in the Company’s consolidated financial statements from their dates of acquisition. The Company accounted for the transactions as business combinations and has allocated the purchase consideration to the net assets acquired based on estimated fair values.

In addition, during June 2018, the Company acquired the non-controlling interest held in its majority-owned subsidiary for $300,000, which was paid in equity of the Company.

During August 2018, the Company acquired Advantage Therapy and BioFirma for aggregate consideration of approximately $900,000, which was paid in cash and equity of the Company. The operating results of these two companies have been included in the Company’s consolidated financial statements from their dates of acquisition. The Company accounted for the transactions as business combinations and has allocated the purchase consideration to the net assets acquired based on estimated fair values.

During April 2019, the Company acquired ISDI Holdings II and PHR Holdings for aggregate consideration of approximately $4.1 million, which was paid in equity of the Company. The operating results of these companies have been included in the Company’s consolidated financial statements from their dates of acquisition. The Company accounted for the transactions as business combinations and has allocated the purchase consideration to the net assets acquired based on estimated fair values.

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

IMAC St. Louis

On June 1, 2018 the Company acquired the remaining 64% membership interest in IMAC St. Louis not already owned by it pursuant to a Unit Purchase Agreement, increasing the Company’s ownership to 100%. IMAC St. Louis operates two (2) Ozzie Smith Centers in Missouri. Pursuant to the terms of the Unit Purchase Agreement, the Company agreed to pay the current owners, upon the closing of the Company’s initial public offering, an amount equal to 1.05 times the total collections from payments at the IMAC St. Louis centers on account of regeneration-related services and associated products from the period from June 1, 2017 to May 31, 2018, or $1,490,632. The purchase consideration was paid in the form of shares of our common stock based on the price per share of the Company’s common stock in the Company’s initial public offering. See Note 12 – Stockholders’ Equity.

The Company has included the financial results of IMAC St. Louis in the consolidated financial statements from June 1, 2018, the date of acquisition.

IMAC Nashville

Also, on June 1, 2018 the Company acquired the remaining 25% of the outstanding units of the limited liability company membership interests not already owned by the Company in IMAC Nashville for $300,000 and was paid in the form of shares of our common stock based on the price per share in the IPO. See Note 12 – Stockholders’ Equity.

Advantage Therapy

On August 1, 2018, the Company entered into an agreement to purchase all outstanding membership units of Advantage Therapy. The purchase price for the interests was equal to the dollar amount represented by 0.7 times the total collections from payments for service in the Company account from June 1, 2017 to May 31, 2018, or approximately $892,000, of which $870,000 and $22,000 and was paid in equity and cash, respectively. See Note 12 – Stockholders’ Equity.

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

See Note 16 - Subsequent Events.

IMAC Illinois

On April 1, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of a practice management group that manages three clinics in the Chicago, Illinois area.

The Merger was completed on April 19, 2019. Pursuant to the Merger Agreement, the Company issued 1,002,306 restricted shares of the Company’s common stock (the “Merger Consideration”). The Company has included the financial results of IMAC Illinois from April 19, 2019, the date of acquisition.

The following table summarizes the fair value of consideration paid and the allocation of purchase price to the fair value of net assets acquired for the business acquisitions:

	IMAC Kentucky	IMAC St. Louis	Advantage Therapy	BioFirma	IMAC Illinois
Property & equipment	$607,257	$-	$18,647	$-	$55,693
Intangible assets	4,224,113	264,000	37,000	1,429	3,756,285
Goodwill	-	1,327,507	713,189	-	-
Other assets	5,521	-	255,018	-	757,388
Current liabilities	(119,902)	-	(50,948)	-	(369,796)
Noncurrent liabilities	(118,413)	-	(79,975)	-	-
Non-controlling interest	-	-	-	(429)	-
	$4,598,576	$1,591,507	$892,931	$1,000	$4,199,570

Note 7 – Property and Equipment

The Company’s property and equipment consisted of the following:

	Estimated
	Useful Life in Years	September 30, 2019	December 31, 2018

Land and Building	40	$1,175,000	$1,175,000
Leasehold improvements	Shorter of asset or lease term	2,232,733	1,427,828
Equipment	1.5 - 7	2,084,025	1,180,093
Total property and equipment		5,491,758	3,782,921

Less: accumulated depreciation		(1,498,449)	(449,283)
		3,993,309	3,333,638
Construction in progress		12,000	-
Total property and equipment, net		$4,005,309	$3,333,638

In March 2018, the Company purchased real estate in Lexington, Kentucky for the development of an IMAC facility for approximately $1.2 million. The Company funded the purchase with a note payable. See Note 11 – Notes Payable.

Depreciation was $527,089 and $220,628 for the nine months ended September 30, 2019 and 2018, respectively and $198,813 and $100,124 for the three months ended September 30, 2019 and 2018, respectively.

Note 8 – Intangibles Assets and Goodwill

Intangible assets that were acquired in connection with the acquisition transactions (Note 6) during 2019 and 2018:

		December 31, 2018
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$4,224,113	$(211,206)	$4,012,907
Non-compete agreements	3 years	301,000	(56,473)	244,527
Definite lived assets		4,525,113	(267,679)	4,257,434
Goodwill		2,042,125	-	2,042,125
Total intangible assets and goodwill		$6,567,238	$(267,679)	$6,299,559

		September 30, 2019
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,980,398	$(713,829)	$7,266,569
Non-compete agreements	3 years	301,000	(131,723)	169,277
Definite lived assets		8,281,398	(845,552)	7,435,846
Goodwill		2,042,125	-	2,042,125
Total intangible assets and goodwill		$10,323,523	$(845,552)	$9,477,971

Amortization was $577,873 and $324,192 for the nine months ended September 30, 2019 and 2018, respectively and $223,593 and $279,983 for the three months ended September 30, 2019 and 2018, respectively.

The Company’s estimated future amortization of intangible assets was as follows:

Years Ending December 31,

2019 (three months)	$224,593
2020	898,373
2021	841,901
2022	798,040
2023	798,040
Thereafter	3,874,899
$7,435,846

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

Discount Rate Applied to Operating Leases

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

Right of Use Assets

Right of use assets are included in the condensed consolidated Balance Sheet as follows:

Non-current assets
Right of use assets, net of amortization	$4,296,613

Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

Nine Months Ended September 30, 2019

Operating lease expense	$751,175

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The amount of future minimum lease payments under operating are as follows:

Operating Leases

Undiscounted future minimum lease payments:
2019 (remainder of year)	$285,864
2020	1,080,400
2021	911,793
2022	913,608
2023	854,451
Thereafter	1,137,601
Total	5,183,717
Amount representing imputed interest	(376,656)
Total operating lease liability	4,807,061
Current portion of operating lease liability	(1,015,753)
Operating lease liability, non-current	$3,791,308

Note 10 – Lines of Credit

IMAC Nashville has a $150,000 line of credit with a financial institution that matured on October 15, 2018. The line bore interest at 6.50% per annum. The line was secured by substantially all of the Company’s assets and personally guaranteed by the members. The line had a $150,000 balance at December 31, 2018 and was repaid in February 2019.

IMAC Kentucky has a $150,000 line of credit with a financial institution that matured on August 1, 2018. The line accrued interest at 4.25% per annum. The line was secured by substantially all of the IMAC Kentucky’s assets and personally guaranteed by the members. The line had a $150,000 balance at December 31, 2018 and was repaid in July 2019.

Advantage Therapy has a $100,000 line of credit with a financial institution that matures on November 20, 2020. The line bears interest at a variable rate which is currently 6.0% per annum. The line is secured by substantially all of IMAC Holding’s assets. The line had a $79,975 balance at December 31, 2018 and $79,961 at September 30, 2019.

Progressive had a $750,000 line of credit with a financial institution that matured August 2019. The line had a balance of $140,000 when it was converted to a note payable on September 19, 2019.

Note 11-Notes Payable

	September 30, 2019	December 31, 2018

Note payable to The Edward S. Bredniak Trust in the amount of up to $2,000,000. An existing note payable with this entity in the amount of $379,676 has been combined into the new note payable which carries an interest rate of 10% per annum. The Note was amended in June 2019 and all outstanding balances are due January 5, 2021.	$1,750,000	$1,584,426

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matures on May 15, 2023, and is secured by the personal guarantees of certain Company executives.	106,268	125,670

Convertible notes interest accrued at 4%, and converted to common stock upon the closing of the Initial Public Offering. The notes may be converted to equity at or prior to maturity at a 20% discount to the per share price of a sale of equity securities. At the time of issuance of the convertible notes, the Company was unable to calculate the amount of a beneficial conversion (“BCF”) and related discount to be recorded until the occurrence of a Qualified Financing by the Company. The Qualified Financing occurred during the first quarter of 2019, at which time the Company recorded the BCF liability and related interest charge of approximately $639,000 associated with the discount. The BCF liability was reclassified to paid-in-capital upon conversion of the convertible notes.	-	1,540,000

$1.2 million mortgage loan with a financial institution. The loan agreement was for 6-months and carries an interest rate 3.35%. The loan matured in 2019. It is due on demand, with interest currently being paid monthly.	1,232,500	1,232,500

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	96,637	105,374

Note payable to a financial institution in the amount of $200,000 dated May 4, 2016. The note requires 60 monthly installments of $3,881 including principal and interest at 4.25%. The note matures on May 4, 2021, and is secured by the equipment and personal guarantees of certain Company executives.	74,801	106,778

Note payable to an employee in the amount of $101,906 dated March 8, 2017. The note requires 5 annual installments of $23,350 including principal and interest at 5%. The note matures on December 31, 2021, and is unsecured.	60,000	60,000

Note payable to a financial institution in the amount of $133,555 dated September 17, 2014. The note requires 60 monthly installments of $2,475 including principal and interest at 4.25%. The note was repaid in September 2019.	-	21,845

$112,800 payable to a landlord of Advantage Therapy, LLC pursuant to a lease dated March 1, 2019. The debt is payable in 60 monthly installments of $2,129, including principal and interest at 5%. The debt matures on June 1, 2024.	107,803	-

Note payable to a financial institution in the amount of $140,000, dated September 25, 2019. The note requires 36 consecutive monthly installments of $4,225 including principal and interest at 5.39%. The note matures on September 19, 2022 and is secured by a personal guarantee of the Vice President of Business Development of the Company.	140,000	-

	3,568,009	4,776,593
Less: current portion:	(1,405,719)	(4,459,302)
	$2,162,290	$317,291

Principal maturities of the Company’s notes payable are as follows:

Years Ending December 31,	Amount

2019 (three months)	$1,288,890
2020	170,054
2021	1,900,181
2022	104,187
2023	51,657
Thereafter	53,040
Total	$3,568,009

Note 12 – Stockholders’ Equity

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

Stock Options

At December 31, 2018, the Company had no outstanding stock options to purchase its common stock. As of September 30, 2019, the Company had outstanding stock options to purchase 316,518 shares of its common stock which were granted during the second and third quarter of 2019 as non-qualified stock options to various employees of the Company. These options vest over a period of four years, with 25% vesting in May 2020 and the remaining 75% vesting in equal monthly installments over the following 36 months, are exercisable for a period of ten years, and enable the holders to purchase shares of the Company’s common stock at the exercise price of $4.04. The per-share fair values of these options are $1.87, based on Black-Scholes-Merton pricing model with the following assumptions: a volatility rate of 32.2%, risk free rate of 2.4% and the expected term of 10 years.

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

Note 13 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 50% of up to 6 % of total compensation for those employees making salary deferrals. The Company made contributions of $40,804 and $15,580 during the nine months ended September 30, 2019 and 2018, respectively and $20,042 and $15,580 during the three months ended September 30, 2019 and 2018, respectively.

Note 14 – Income Taxes

The Company’s provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Deferred tax benefit at the federal statutory rate	21%
Valuation allowance	-21%
0%

At September 30, 2019, the Company has a net operating loss carryforward of approximately $3.7 million for federal and state income tax purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at September 30, 2019. The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

Note 15 – Commitments and Contingencies

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

From time to time the Company may become subject to threatened and/or asserted claims arising in the ordinary course of our business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material impact on the Company’s financial condition, results of operations or liquidity.

Note 16 - Subsequent Events

In February 2019, the Company was made aware of a lawsuit involving a contract dispute with our subsidiary BioFirma. The lawsuit was resolved in October 2019 for $17,500.

On October 1, 2019, Dr. Ian White and the Company entered into in an Assignment and Assumption of Interests of BioFirma LLC, pursuant to which Dr. White assigned to the Company the 30% of BioFirma’s membership interests which were not previously held by the Company, resulting in the Company owning 100% of the membership interests of BioFirma.

On October 18, 2019, the Company and BioFirma entered into an asset purchase agreement with Self Care Regeneration LLC (the “Buyer”) for the sale of substantially all of BioFirma’s assets (the “Sale”) to the Buyer for a purchase price of $320,800, plus the assumption of certain of BioFirma’s liabilities. The Sale is subject to certain closing conditions and is expected to be completed in the fourth quarter of 2019.

Between October 1, 2019 and November 7, 2019, pursuant to the Purchase Agreement, the Company sold an aggregate 101,646 shares of common stock of the Company to Lincoln Park for aggregate proceeds to the Company of $274,485.

Effective November 1, 2019, the Company and Integrative RehabMedicine, S.C. entered into a one year management services agreement with an automatic renewal option. The Company will provide administrative, managerial, billing and collection services to Integrative RehabMedicine, S.C. for a management service fee based on net revenues.

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

We own our medical clinics directly or have entered into long-term management services agreements to operate and control certain of our medical clinics by contract. Our preference is to own the clinics; however, some state laws restrict the corporate practice of medicine and require a licensed medical practitioner to own the clinic. Accordingly, our managed clinics are owned exclusively by a medical professional within a professional service corporation (formed as a limited liability company or corporation) and are under common control with us in order to comply with state laws regulating the ownership of medical practices. We are compensated under management services agreements through service fees based on the cost of the services provided, plus a specified markup percentage, and a discretionary annual bonus determined in the sole discretion of each professional service corporation.

Revenues

Our revenue mix is diversified between medical treatments and physiological treatments. Our medical treatments are further segmented into traditional medical and regenerative medicine practices. For the last full fiscal year and the nine months ended September 30, 2019, traditional medical treatments comprised approximately 23% of our total net patient revenues, while regenerative medicine accounted for approximately 33% of our total net patient revenues. Physiological treatments generated the remainder of our total net patient revenues as physical therapy amounted to 40% and chiropractic care at 7% of such revenues. We are an in-network provider for traditional physical medical treatments, such as physical therapy, chiropractic services and medical evaluations, with most private health insurance carriers. Regenerative medical treatments are typically not covered by insurance, but paid by the patient. For more information on our revenue recognition policies, see “Critical Accounting Policies and Estimates - Revenue Recognition.”

We recorded consolidated patient billings of $8,712,495 and $6,072,740 for the three months ended September 30, 2019 and 2018, respectively, and realized total net patient revenues, less allowances for contractual adjustments with third-party payers, of $4,355,904 and $2,525,634 for the three months ended September 30, 2019 and 2018, respectively. Our net loss for the three months ended September 30, 2019 and 2018 was $1,548,962 and $979,668, respectively. We recorded consolidated patient billings of $24,889,336 and $8,020,071 for the nine months ended September 30, 2019 and 2018, respectively, and realized total net patient revenues, less allowances for contractual adjustments with third-party payers, of $10,882,487 and $3,428,190 for the nine months ended September 30, 2019 and 2018, respectively. Our net loss for the nine months ended September 30, 2019 and 2018 was $5,048,917 and $2,116,284, respectively.

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

Revenue Recognition

Our patient service revenue is derived from minimally invasive procedures performed at our outpatient medical clinics and patient visits to physicians. The fees for such services are billed either to the patient or a third-party payer, including Medicare. We recognize patient service revenue, net of contractual adjustments, which we estimate based on the historical trend of our cash collections and contractual write-offs in the period in which services are performed. Contractual adjustments represent discounts offered for patients serviced within a negotiated third-party payer contract.

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

Results of Operations for the Three and Nine Months Ended September 30, 2019 Compared to the Three and Nine Months Ended September 30, 2018

Revenues

Revenues for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019	2018
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$4,295	$2,526
All other	61	-
Total revenues	$4,356	$2,526

Revenues for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$10,733	$3,364
All other	149	64
Total revenues	$10,882	$3,428

Patient service revenues increased 72% to $4.4 million for the three months ended September 30, 2019, compared to $2.5 million for the three months ended September 30, 2018. Patient service revenues increased 223% to $10.9 million for the nine months ended September 30, 2019, compared to $3.4 million for the nine months ended September 30, 2018. These increases were primarily due to the 2019 acquisitions of ISDI Holdings II and PHR Holdings (collectively “IMAC of Illinois”) and 2018 acquisitions of IMAC of Kentucky, IMAC of Missouri and Advantage Health. The change in other service revenues is due to a decrease in management and administrative service fees derived from non-consolidated outpatient clinics.

Procedures performed and visits to our clinics are an indication of business activity. Procedures increased 179% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Procedures increased from 86,647 in the nine months ended September 30, 2018 to 241,415 in the nine months ended September 30, 2019. Visits to our clinics increased by 206% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Visits increased from 33,217 for the nine months ended September 30, 2018 to 101,798 in the nine months ended September 30, 2019.

Procedures increased 17% for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018. Procedures increased from 70,083 in the quarter ended September 30, 2018 to 82,232 in the quarter ended September 30, 2019. Visits to our clinics showed an increase of 30% for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018. Visits increased from 27,526 for the quarter ended September 30, 2018 to 35,749 in the quarter ended September 30, 2019.

Operating Expenses

Operating expenses consist of patient expenses, salaries and benefits, share based compensation, advertising and marketing, general and administrative expenses and depreciation expenses.

Patient expenses consist of medical supplies for services rendered.

Patient Expenses	2019	2018	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$950,517	$339,893	$610,624	180%
Nine Months Ended September 30,	2,314,424	425,609	1,888,815	444%

Cost of revenues (patient expense) increased for the three and nine months ended September 30, 2019 as compared to September 30, 2018, driven by the increase in procedures performed and due to the 2019 acquisition of IMAC of Illinois and 2018 acquisitions of IMAC of Kentucky, IMAC of Missouri and Advantage Health.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and Benefits	2019	2018	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$2,878,391	$1,674,224	$1,204,167	72%
Nine Months Ended September 30,	7,536,223	2,709,489	4,826,734	178%

Salaries and benefits expenses for the three and nine months ended September 30, 2019 as compared to September 30, 2018 increased $0.9 million and $4.2 million, which was attributable to our 2019 and 2018 acquisitions and the costs related to our operating as a public company.

Share-based compensation consists of the value of equity incentive grants issued to employees, directors and Company ambassadors which have vested during the period.

Share-based Compensation	2019	2018	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$112,959	$3,748	$109,211	2,914%
Nine Months Ended September 30,	288,298	11,248	277,050	2,463%

At the time of the compensation, our company was still a limited liability company; therefore, compensation was in the form of limited liability company units instead of stock. The units converted to stock effective upon the Corporate Conversion.

Advertising and marketing consists of marketing, business promotion and brand recognition.

Advertising and Marketing	2019	2018	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$317,800	$291,688	$26,112	9%
Nine Months Ended September 30,	1,014,144	470,199	543,945	116%

Advertising and marketing increase was driven by the 2019 acquisition of IMAC of Illinois and 2018 acquisitions of IMAC of Kentucky, IMAC of Missouri and Advantage Health.

General and administrative expense (“G&A”) consists of all other costs other than advertising and marketing, salaries and wages, patient expenses and depreciation.

General and Administrative	2019	2018	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$1,311,315	$1,003,996	$307,319	31%
Nine Months Ended September 30,	3,718,506	1,980,827	1,737,679	88%

G&A expense increase was primarily due to travel, rent, insurance and service fees related to the 2019 acquisition of IMAC of Illinois and 2018 acquisitions of IMAC of Kentucky, IMAC of Missouri and Advantage Health. The average monthly rent for the nine months ending September 30, 2019 and 2018, respectively was $115,000 and $64,000.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Depreciation and Amortization	2019	2018	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$422,405	$424,316	$(1,911)	-0.5%
Nine Months Ended September 30,	1,104,961	544,820	560,141	103%

The increase in depreciation and amortization expense for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was driven by the 2019 acquisition of IMAC of Illinois and 2018 acquisitions of IMAC of Kentucky, IMAC of Missouri and Advantage Health. The decrease in depreciation and amortization expense for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was driven by some of the property and equipment from IMAC Management, IMAC Nashville and IMAC St. Louis having been fully depreciated during the three months ended September 30, 2019.

Net loss attributable to the non-controlling interest

Net loss attributable to the non-controlling interest is the amount of net income (loss) for the period allocated to non-controlling partners of IMAC Holdings, Inc. that is included in the entity’s consolidated financial statements.

Liquidity and Capital Resources

As of September 30, 2019, we had $740,911 in cash and deficiency in working capital of $3,768,272. As of December 31, 2018, we had cash of $194,316 and deficiency in working capital of $13,163,064. The decrease in working capital deficiency was primarily due to the capital raised pursuant to our initial public offering completed in February 2019.

In February 2019, we completed an initial public offering of units of our common stock and warrants to purchase our common stock for net proceeds to us of approximately $3,839,482, after deducting underwriting discount and commissions and estimated offering expenses payable by us. We believe the net proceeds of our recent public offering, together with the cash at September 30, 2019 will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months.

As of September 30, 2019, we had approximately $5.9 million in current liabilities. In connection with the closing of our initial public offering in February 2019, we subsequently satisfied approximately $7.2 million in acquisition-related liabilities through the issuance of common stock and converted approximately $1.7 million in promissory notes issued in our 2018 private placement into shares of common stock. Of the remaining current liabilities, approximately $1.2 million represents a mortgage on our Lexington, Kentucky property, and approximately $0.8 million represents patient deposits prior to services being performed, which will be recognized as revenue in the near term. Lastly, we have approximately $2.4 million in current liabilities outstanding to our vendors and in operating lines of credit, which we have historically paid down in the normal course of our business.

As of September 30, 2019, we had an accumulated deficit of $8.6 million. Prior to our initial public offering, we funded our operations primarily through the sale and issuance of convertible notes, bridge loans, and the use of funds from operations. Accordingly, we anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed or favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current of future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Pursuant to the Purchase Agreement, we have the right, in our sole discretion, over a 36-month period to sell shares of common stock to Lincoln Park, subject to certain limitations contained in the Purchase Agreement, in amounts up to 50,000 shares per regular sale, which may be increased to up to 100,000 shares depending on certain conditions as set forth in the Purchase Agreement (and subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement), up to the aggregate commitment of $10 million (“Regular Purchases”). In addition to Regular Purchases and subject to the terms and conditions of the Purchase Agreement, we in our sole discretion may direct Lincoln Park on each purchase date to make “accelerated purchases” and “additional accelerated purchases” on the following business day as provided in the Purchase Agreement. However, in no event may we sell any number of shares that would result in Lincoln Park beneficially owning more than 4.99% of our outstanding common stock.

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

Analysis of Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payers.

During the nine months ended September 30, 2019, net cash used in operations increased to $2.8 million compared to $1.6 million for the nine months ended September 30, 2018. This increase was primarily attributable to our net loss.

Net cash used in investing activities during the nine months ended September 30, 2019 and 2018 were $0.7 million and $2.1 million, respectively. This was primarily driven by purchases of property and equipment and leasehold improvements, which were $0.7 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2019 was $4.0 million, including proceeds from our initial public offering, net of related fees, which totaled $3.8 million. Net cash provided by financing activities during the nine months ended September 30, 2018 was $3.8 million, including proceeds from notes payable, which totaled $3.4 million.

Contractual Obligations

The following table summarizes our contractual obligations by period as of September 30, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term obligations	$1,485,680	$1,485,680	$-	$-	$-
Long-term obligations, including interest	2,162,290	-	2,100,771	49,239	12,280
Capital lease obligations, including interest	88,291	17,287	56,573	14,431	-
Operating lease obligations	4,807,061	1,015,753	2,495,134	940,090	356,084
	$8,543,322	$2,518,720	$4,652,478	$1,003,760	$368,364

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2019 and 2018. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2019. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2019.

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

In February 2019, we received notice of a lawsuit involving our subsidiary BioFirma. The lawsuit was resolved in October 2019 for $17,500.

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

On July 18, 2019, the Company issued to Lincoln Park 60,006 shares of Company common stock as a commitment fee (the “Initial Commitment Shares”) in connection with a financing transaction between the Company and Lincoln Park. The Initial Commitment Shares were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act as a private offering. Such issuance did not involve a public offering and was made without general solicitation or advertising.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2018 and incorporated herein by reference).

3.3	Certificate of Correction of the Certificate of Incorporation of IMAC Holdings, Inc. filed with the Delaware Secretary of State on August 8, 2019 (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2019 and incorporated herein by reference).

3.4	Bylaws of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.1*	Lease, dated as of March 1, 2019, by and between Advantage Therapy, LLC and Sagamore Hill Development Company, LLC.

10.2	Purchase Agreement, dated as of July 15, 2019, by and between the Company and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2019 and incorporated herein by reference).

10.3*	Amended and Restated Term Note, dated as of September 19, 2019, made by Progressive Health and Rehabilitation, LTD in favor of PNC Bank, National Association.

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of IMAC Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAC HOLDINGS, INC.

Date: November 14, 2019	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Executive Officer (Principal Executive Officer, Duly Authorized Officer)

