Form 10-K
period 2019-12-31
IMAC Holdings, Inc.
filed 2020-03-26
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates based on the closing stock price on June 30, 2019, was approximately $23.5 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 23, 2020 was 9,835,960.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMAC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2019

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

Overview

We are a growing chain of Innovative Medical Advancements and Care (IMAC) Regeneration Centers, combining life science advancements with traditional medical care for movement-restricting diseases and conditions. Our mix of medical and physical procedures is designed to improve patient experiences and outcomes and reduce healthcare costs as compared to other available treatment options. We own six and manage nine outpatient clinics that provide regenerative, orthopedic and minimally invasive procedures and therapies. Our treatments are performed by licensed medical practitioners through our regenerative rehabilitation protocols designed to improve the physical health, to advance the quality of life and to lessen the pain of our patients. We do not prescribe opioids, but instead offer an alternative to conventional surgery or joint replacement surgery by delivering minimally invasive medical treatments to help patients with sports injuries, back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our employees focus on providing exceptional customer service to give our patients a memorable and caring experience. We believe that we have priced our treatments to be affordable by 95% of the population and are well positioned in the expanding regenerative medical sector.

Our licensed healthcare professionals provide each patient a custom treatment plan that integrates innovative regenerative medicine protocols (representing 20% of our revenue) with traditional, minimally invasive (minimizing skin punctures) medical procedures (representing 40% of our revenue) in combination with physical therapies (representing 35% of our revenue from physical therapy, and remaining 5% of our revenue from chiropractic). We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. We have successfully treated patients that were previously addicted to opioids because of joint or soft tissue related pain. Further, our procedures comply with all professional athletic league drug restriction policies, including the NFL, NBA, NHL and MLB.

Dr. Matthew Wallis, DC, our Chief Operating Officer, opened the first IMAC Regeneration Center in Paducah, Kentucky in August 2000, which remains the flagship location of our current business. Dr. Jason Brame, DC joined Dr. Wallis in 2008. In 2015, Drs. Wallis and Brame hired Jeffrey S. Ervin as our Chief Executive Officer to collectively create and implement their growth strategy. The result was the formal creation of IMAC Holdings, LLC to expand IMAC clinics outside of western Kentucky, with such facilities to remain owned or operated under the group using the IMAC Regeneration Center name and services. In June 2018, we completed a corporate conversion in which IMAC Holdings, LLC was converted to IMAC Holdings, Inc. to consolidate ownership of existing clinics and implement our growth strategy.

Since May 2016, IMAC has opened six outpatient medical clinics, acquired seven physical therapy practices and managed one outpatient medical clinic for a total of 15 clinics in Kentucky, Missouri, Tennessee and Illinois. We intend to further expand the reach of our facilities to other strategic locations throughout the United States. In order to enhance our brand, we have partnered with several active and former professional athletes, opening two Ozzie Smith IMAC Regeneration Centers, two David Price IMAC Regeneration Centers, one Tony Delk IMAC Regeneration Center and one Mike Ditka IMAC Regeneration Center. We have also signed former NBA player George Gervin to be a brand ambassador for future clinics in Texas. Our brand ambassadors help deliver awareness to our non-opioid services, emphasizing our ability to treat sports and orthopedic injuries as an alternative to traditional surgeries for joint repair or replacement.

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

We are led by senior executive officers who together have more than 70 years of combined experience in the healthcare services industry. Jeffrey S. Ervin, our Chief Executive Officer, joined us in March 2015. Mr. Ervin has a history of sourcing private equity investments and managing private equity operations in the healthcare and other growth industries. Before joining us, he was the senior financial officer at Medx Publishing, LLC, an online healthcare marketing and technology firm and parent company of Medicare.com, where he was responsible for the successful sale and divestiture of Medicare.com to eHealth Insurance and sale of Medicaid.com to United Healthcare. Mr. Ervin earned an M.B.A. degree from Vanderbilt University. The founder of our company, Matthew C. Wallis, DC, a licensed chiropractor, is our Chief Operating Officer. Dr. Wallis has implemented strategies in the company to create consistent operating efficiencies for our sales, marketing and service delivery operations.

Our Market Opportunity

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

Our Operations

We currently operate 15 outpatient medical clinics in four states. Our original clinic opened in August 2000 and remains the flagship location of our current business, which was formally organized in March 2015 with the mission of expanding the reach of our facilities to other strategic locations throughout the United States. Our flagship medical clinic has been operated during the last 19 years by Matthew C. Wallis, DC and Jason Brame, DC, two of our co-founders, and, since March 2015, together with Jeffrey S. Ervin, our third co-founder and the current Chief Executive Officer of our company. This management team continues today throughout the organization incorporating the same strategies used to build and operate the company’s flagship location. During 2016 and 2017, we opened five medical clinics and expanded into two new states, Missouri and Tennessee. In 2018, we opened one medical clinic and acquired four physical therapy clinics. In 2019, we acquired a management company that manages three clinics and entered into a management agreement to manage a fourth clinic in Illinois. During the second half of 2019, we began the implementation of an updated medical and financial platform in our clinics. We expect to complete the full integration of this platform and realize its improved value during 2020.

Below is a list of our outpatient medical clinics and information about how we own or control these medical clinics:

Clinic Name	Location of Clinic	Date Opened or Acquired	Form and Date of Control	Primary Services Performed

IMAC Regeneration Center	Paducah, Kentucky	August 2000	Managed since June 28, 2018	Regenerative medicine, medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, and physical medicine

Ozzie Smith Center	Chesterfield, Missouri	May 2016	Full ownership effective June 1, 2018, when remaining 64% interest was acquired	Regenerative medicine, medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, and physical medicine

IMAC Regeneration Center	Murray, Kentucky	February 2017	Managed since June 28, 2018	Medical evaluations with x-rays, fluoroscopic joint and appendage injections, and physical medicine

David Price Center	Brentwood, Tennessee	May 2017	Managed since November 1, 2016	Regenerative medicine, medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, and physical medicine

Ozzie Smith Center	St. Peters, Missouri	August 2017	Full ownership effective June 1, 2018, when remaining 64% interest was acquired	Medical evaluations with x-ray, fluoroscopic joint and appendage injections, and physical medicine

David Price Center	Murfreesboro, Tennessee	November 2017	Managed since November 2017	Medical evaluations with x-ray, fluoroscopic joint and appendage injections, and physical medicine

Tony Delk Center	Lexington, Kentucky	July 2018	Managed since July 2, 2018	Medical evaluations with x-ray, fluoroscopic joint and appendage injections, and physical medicine

Advantage Therapy	South Springfield, Missouri	August 2018 (originally opened August 2004)	Full ownership effective August 1, 2018, when 100% interest was acquired	Occupational and physical therapy

Advantage Therapy	North Springfield, Missouri	August 2018 (originally opened March 2013)	Full ownership effective August 1, 2018, when 100% interest was acquired	Occupational and physical therapy

Advantage Therapy	Monett, Missouri	August 2018 (originally opened May 2015)	Full ownership effective August 1, 2018, when 100% interest was acquired	Occupational and physical therapy

Advantage Therapy	Ozark, Missouri	August 2018 (originally opened November 2015)	Full ownership effective August 1, 2018, when 100% interest was acquired	Occupational and physical therapy

Mike Ditka Center	Arlington Heights, Illinois	April 2019	Managed since April 19, 2019	Regenerative medicine, medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, and physical medicine

IMAC Regeneration Center	Buffalo Grove, Illinois	April 2019	Managed since April 19, 2019	Medical evaluations with x-ray, joint and appendage injections, and physical medicine

IMAC Regeneration Center	Elgin, Illinois	April 2019	Managed since April 19, 2019	Medical evaluations with x-ray, joint and appendage injections, and physical medicine

IMAC Regeneration Center	Rockford, Illinois	November 2019	Managed since November 7, 2019	Regenerative medicine, joint and appendage injections, and physical medicine

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

IMAC Regeneration Center of Nashville, PC. The David Price Center opened in Brentwood, Tennessee in May 2017. Dr. Rachel Rome, M.D. is an anesthesiologist and interventional pain management specialist and serves as its medical director. The 7,500 square foot clinic is leased through July 2024. The clinic performs medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, regenerative PRP medicine and physical medicine.

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

Tony Delk Center. In March 2018, we purchased a medical practice building in Lexington, Kentucky, for $1.2 million. The Lexington, Kentucky clinic was our seventh IMAC outpatient medical clinic, which we named the Tony Delk Center, and opened on July 2, 2018.

Advantage Therapy. In August 2018, we acquired the physical and occupational therapy provider, Advantage Therapy, which operates four locations in the Springfield, Missouri metropolitan area. The South Springfield location originally occupied 5,000 square feet, until it was relocated in September 2019 to a 7,520 square feet location which has a lease that expires in August 2024. The North Springfield, Monett and Ozark locations function as satellite locations. The North Springfield location functions within 2,400 square feet with a lease that expires in May 2020. The Monett location occupies 2,200 square feet pursuant to a lease that expires in February 2021. The Ozark location operated in approximately 1,000 square feet, until it was relocated in 2019 to a 2,740 square foot location with a lease that expires in May 2024. Advantage Therapy is an established business with more than ten years of operations in the Springfield, Missouri market. We believe there is potential to grow the existing practice that provides over 1,000 therapy visits each month with the addition of medical services to offer our comprehensive IMAC service line.

Progressive Health and ISDI. In April 2019, we acquired the non-medical assets of, and management agreements for, a regenerative medicine and physical medicine practice operating in three locations in the Chicago, Illinois metropolitan area. The Arlington Heights location occupies 3,390 square feet and has a lease which expires in July 2023. The Buffalo Grove location occupies 2,850 square feet and has a lease which expires in July 2020. The Elgin location occupies 3,880 square feet and has a lease which expires in October 2020.

Integrative RehabMedicine, SC. In November 2019, we entered into a management agreement for an occupational and physical therapy practice in Rockford, Illinois. This location occupies 3,056 square feet and has a lease that expires in July 2023.

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

Regenerative Medicine. Regenerative therapy at IMAC Regeneration Centers utilizes undifferentiated cellular tissue to regenerate damaged tissue. The majority of our procedures utilize cells from the patient, harvested under minimal manipulation, and applied during the same visit to the clinic. These autologous cells help to heal degenerative soft tissue conditions, which cause pain or compromise the patient’s quality of life. Platelet therapies comprise the greatest percentage of regenerative procedures. Independent studies in this area, including a recent safety and feasibility study published by Dr. Peter B. Fodor, “Adipose Derived Stromal Cell Injections for Pain Management of Osteoarthritis in the Human Knee Joint” (Aesthetic Surgery Journal, February 2016), have supported claims that autologous cell treatments using adipose and bone marrow lead to improved function and decreased pain within joints, muscles and connective tissue and can help alleviate osteoarthritis and degenerative disease. We believe that we have followed the increasingly accepted protocols described in this and other similar studies in connection with our regenerative therapies.

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

In November 2017, we engaged a medical consulting group to advise us on current regenerative medicine therapy protocols and to organize a clinical trial towards an investigational new drug application (IND) with the FDA, while pursuing a voluntary Regenerative Medicine Advanced Therapy (RMAT) designation. This process is defined under Section 3033 of the 21st Century Cures Act. We intend to pursue a trial utilizing regenerative advancements to alleviate symptoms of debilitating neurological conditions and diseases.

The medical consulting group has assisted us in conducting research, establishing patient engagement tools and developing clinical strategies to achieve the IND and RMAT. We have executed a technology transfer agreement with a research university to license an FDA Phase I approved mesenchymal stem cell product. We anticipate filing an IND application with the FDA using this licensed product during the second quarter of 2020 Following the IND submission, the FDA Office of Tissues and Advanced Therapies typically takes no longer than 30 days after submission to notify filers of the IND application result.

No assurance can be given that the FDA will find that our trial meets the criteria for IND approval or RMAT designation. We believe that either designation may be helpful in differentiating our services and gaining a broader collaborative connection with the FDA. The failure to earn the IND or RMAT designation will result in unfulfilled research expenses but should not negatively affect our operations. With necessary approvals, an independent consultant estimated the cost to conduct a 15 patient trial will be between $400,000 and $700,000 and take up to 60 months, with initial enrolled patient data expected less than eight months after IND application acceptance. IMAC physicians will be trained to administer treatments within IMAC facilities if approvals are granted for the trial.

Our Growth and Expansion Strategy

We have developed a comprehensive approach and well-defined model for new clinic openings ranging from site selection to staffing. Our original clinic in Paducah, Kentucky, which opened in August 2000, has shown consistent growth in patient visits, and is profitable. We will continue to apply this extensive experience and knowledge to new clinic openings as well as acquisitions. Our six recently opened clinics, combined with our August 2018 acquisition of four physical therapy clinics and our 2019 acquisition of three regenerative medicine and physical therapy clinics and one management services agreement with an occupational and physical therapy clinic, are expected to provide us with significant revenue growth as these sites mature. In 2019 and 2018, we also made investments in our corporate infrastructure and life science product development, which we believe will position us well to support our planned expansion.

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

The key elements of our strategy that we believe will continue to propel our growth and expansion are:

Open New Outpatient Locations and Facilities. We are in the process of identifying strategic new locations at which to lease and develop new IMAC Regeneration Centers. We anticipate expansion in the midwest and southern United States, including in Florida and Texas within the next 12 months. By branching into states with significant demand and underserved populations, we anticipate broader brand recognition and early adoption by patients. We anticipate small expansions within a two hour drive of existing markets will allow us to capitalize on our regional market familiarity and to leverage locally established administrative infrastructure.

Expand Our Service Offerings to Employers, Government Programs, and Self-Insured Health Plans. We launched a corporate accounts division in March 2019 to target employers researching conservative treatment options for their employees. The program is in place to focus on minimizing employee time away from work due to injuries or occupational hazards and limit use of aggressive orthopedic treatments and the threat of opioid abuse for employees enrolled in an employer health plan. Since creation, we have not only obtained contracts directly with employers, but also achieved designations with federal programs expanding medical access and service offerings for enrollees. In November 2019, we were accepted as a Veterans Affairs Community Care Network provider making IMAC a certified medical center for the 20 million enrollees in a Veterans Affairs administered benefit plan.

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

Accelerate Research and Development of New Regenerative Products. We have licensed an FDA Phase I approved stem cell product from a research university to file an investigational new drug application with the FDA for the purpose of researching and developing regenerative medicine products for neurological diseases that restrict movement. We intend to conduct a low-cost trial with the goal of identifying innovative treatments to deliver within IMAC Regeneration Centers.

Expand Our Advertising and Marketing. We intend to increase our advertising and marketing efforts and reach throughout our primary service areas in order to grow patient volume at our existing facilities and spur interest in newer locations. Our current marketing efforts include a combination of local television, digital and event advertising. We have introduced employer marketing initiatives with help from our celebrity endorsers. While we welcome patients that are referred to us by other healthcare providers, we believe that direct marketing will generate more new patients for our outpatient clinics than relying solely on antiquated medical referral practices.

Offer State-of-the-Art Orthopedic Treatments. Our regenerative rehabilitation techniques are used to prevent arthritis, treat meniscus tears, defeat muscle deterioration and address other damaged tissue conditions. We will continue offering innovative therapies and recently approved medical technologies, including alternative medicine treatments, and will adapt our treatment offerings as new treatments are developed and come to market. By bringing together a diverse array of medical specialists, we are able to treat more health conditions and attract a larger base of patients.

Advertising and Marketing

Our corporate advertising and marketing efforts focus on increasing our brand awareness and communicating our commitment to “success without major surgery,” along with the many other competitive advantages our company offers. Our marketing strategy is to offer an innovative and recently approved medical technologies for movement and orthopedic therapies that appeal to a wide range of potential patients, continually elevate awareness of our brand and generate demand for our outpatient medical services. We rely on a number of channels in this area, including digital advertising, email marketing, social media and affiliate marketing, as well as through strategic partnerships with well-known sports celebrities to build our endorsements and draw patients to our IMAC Regeneration Centers. Our celebrity endorsers appear in our press marketing and social media marketing efforts and help generate interest in our brand and services. We maintain our website at www.imacregeneration.com. We intend to hire additional sales and marketing personnel and increase our spending on sales, marketing and promotion in connection with the continued expansion of our outpatient locations. Advertising and marketing expense was $1,238,352 and $859,191 for the years ended December 31, 2019 and 2018, respectively.

Our sales and marketing strategy focuses on active individuals who seek to maintain, restore and maximize their health and wellness. A majority of our customers are located within 25 miles of one of our outpatient medical clinics. During the years ended December 31, 2019 and 2018, no single customer accounted for more than 10% of our consolidated revenue, respectively.

Competition and Our Competitive Advantages

The outpatient physical therapy industry is highly competitive, with thousands of clinics across the country. While some of our competitors offer regenerative medical treatments as an effective treatment for degenerative health conditions, we believe that few companies have the multi-disciplinary approach of combining physical therapy and medical professionals working together to generate optimal regenerative health outcomes. One of our major competitive advantages is the ability to deliver medical treatments alongside complementary physical medicine and provide broadly affordable regenerative treatments.

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

Strong Regional Presence. We own six and manage nine clinics in four states, providing us significant leverage for implementation of our marketing strategies and utilization of our staff. We believe we offer a broader platform of regenerative therapies than our regional competitors.

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

For years ended December 31, 2019 and 2018, we did not incur any material time or labor for the development of the technology we use in our operations.

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

After completion of the required activities, including clinical testing, a NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States.

The FDA also may refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with the FDA’s good clinical practice requirements. Additionally, the FDA typically inspects the facility or the facilities at which the drug is manufactured and may inspect the sponsor company and investigator sites that participated in the clinical trials. The FDA will not approve the product unless compliance with current good manufacturing practice (“cGMP”) is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective for the stated indication.

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

Post-Approval Requirements

Once a NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic safety reports is required following FDA approval of a NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

Employees

As of March 22, 2020, we employed 132 individuals, of which 108 were full-time employees. The total employed individual count is after a reduction of staff enforced on March 20, 2020. In anticipation of reduced patient visits related to the coronavirus pandemic, we eliminated nine positions and furloughed eight employees for a total reduction of 17 employees. As of March 22, 2020, none of our employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be very good.

In the states in which our current outpatient clinics are located, persons performing designated medical or physical therapy services are required to be licensed by the state. Based on standard employee screening systems in place, all persons currently employed by us who are required to be licensed are licensed. We are not aware of any federal licensing requirements applicable to our employees.

Medical Advisory Board

We have a Medical Advisory Board comprised of all IMAC medical physicians. The Advisory Board meets quarterly to discuss matters relating to our therapies, range of medical treatments and strategic direction and periodically presents to executive management. On March 20, 2020, the Advisory Board met to complete a COVID-19 preparedness plan. Members of the Advisory board will be reimbursed by us for out-of-pocket expenses incurred in serving on the Advisory Board.

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

BioFirma, LLC. On August 20, 2018, we acquired a 70% ownership position in BioFirma, LLC for $1,000 in cash. On October 1, 2019, the minority interest holder in BioFirma assigned the remaining 30% ownership interest to us in exchange for the assumption of the liabilities associated with such interest. On December 31, 2019, we completed the sale of substantially all of the assets of BioFirma to Self Care Regeneration LLC for proceeds of $320,800, plus reimbursement of certain expenses, all of which are due to be paid to us no later than June 29, 2020. The acquisition and disposition of this entity was not considered significant as measured under specific financial tests of the SEC.

Progressive Health and ISDI. In April 2019, we acquired the non-medical assets of, and management agreements for, a regenerative medicine and physical medicine practice operating in three locations in the Chicago, Illinois metropolitan area The purchase price was $4,159,570 paid in 1,002,306 shares of our common stock.. The Arlington Heights location occupies 3,390 square feet and has a lease which expires in July 2023. The Buffalo Grove location occupies 2,850 square feet and has a lease which expires in July 2020. The Elgin location occupies 3,880 square feet and has a lease which expires in October 2020.

Integrative RehabMedicine, SC. In November 2019, we entered into a management agreement for one year terms that auto-renew for an occupational and physical therapy practice in Rockford, Illinois. This location occupies 3,056 square feet and has a lease that expires in July 2023.

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

On June 1, 2018, we entered into a note payable to the Edward S. Bredniak Revocable Trust in the amount of up to $2,000,000. An existing note payable with this entity with an outstanding balance of $379,675.60 was combined into the new note payable. The note carries an interest rate of 10% per annum and all outstanding balances are due and payable 13 months after the closing our initial public offering, which was completed in February 2019. This note was amended effective June 28, 2019 to, among other things, reduce the outstanding principal amount to $1,750,000 and extend the maturity of this note to January 5, 2021. The proceeds of this note are being used to satisfy ongoing working capital needs, expenses related to the preparation for our initial public offering, equipment and construction costs related to new clinic locations and potential business combination and transaction expenses.

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

We received aggregate gross proceeds of $4,356,250 from our initial public offering, before deducting underwriting discounts, commissions and other related expenses. Proceeds from the offering have been used for financing the costs of leasing, developing and acquiring new clinic locations, funding research and new product development activities, and for working capital and general corporate purposes.

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

The following chart reflects the corporate structure of our key operating units:

Percentages above refer to our ownership of subsidiaries’ limited liability company membership interests as of December 31, 2019.

(1)	As required by applicable state law, our medical clinics in Kentucky and Tennessee are held in professional service corporations owned entirely by licensed medical practitioners because the clinics are engaged in the practice of medicine through physicians and nurse practitioners. We are able to manage these medical clinics through limited liability companies that enter into management services agreements with the professional service corporations that own the clinics. Under these agreements, we provide exclusive comprehensive management and related administrative services to the professional service corporation and receive management fees. Due to this financial and operational control by contract, our financial statements consolidate the financial results of the professional service corporations. See “Business – Our Operations.”

(2)	Our medical clinics in Kentucky are held in Integrated Medicine and Chiropractic Regeneration Center PSC, a professional service corporation owned by Matthew C. Wallis, DC and Jason Brame, DC. IMAC Management Services LLC, our 100%-owned subsidiary, and Integrated Medicine and Chiropractic Regeneration Center PSC agreed to a long-term, exclusive management services agreement on June 28, 2018. See “Business – Business Transactions.”

(3)	We previously owned 36% of the outstanding limited liability company membership interests of IMAC of St. Louis, LLC, and acquired the remaining 64% of the outstanding units on June 1, 2018. See “Business – Business Transactions.”

(4)	We acquired 100% of the outstanding units of Advantage Hand Therapy and Orthopedic Rehabilitation, LLC in August 2018. See “Business – Business Transactions.”

(5)	We previously owned 76% of the outstanding limited liability company membership interests of IMAC Regeneration Management of Nashville, LLC, and acquired the remaining 24% of the outstanding units on June 1, 2018. Our medical clinics in Tennessee are held in IMAC Regeneration Center of Nashville, P.C., a professional service corporation headed by Rachel Rome, M.D., the centers’ medical director. IMAC Regeneration Management of Nashville, LLC, now our 100%-owned subsidiary, and IMAC Regeneration Center of Nashville, P.C. agreed to a long-term, exclusive management services agreement on November 1, 2016. See “Business – Business Transactions.”

(6)	On August 20, 2018, we acquired a 70% ownership position in BioFirma, LLC for $1,000 in cash. On October 1, 2019, the minority interest holder in BioFirma assigned the remaining 30% ownership interest to us in exchange for the assumption of the liabilities associated with such interest. On December 31, 2019, we completed the sale of substantially all of the assets of BioFirma to Self Care Regeneration LLC, and BioFirma is no longer an active entity. See “Business – Business Transactions.”

(7)	On April 19, 2019, ISDI Holdings II and PHR Holdings merged with and into our wholly owned subsidiary IMAC Management of Illinois, LLC. In November 2019, IMAC Management of Illinois, LLC entered into a management agreement for an occupational and physical therapy practice in Rockford, Illinois. See “Business – Business Transactions.”

Our consolidated financial statements include the accounts of IMAC Holdings, Inc. and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Management Services, LLC, IMAC Regeneration Management of Nashville, LLC and IMAC Management of Illinois, LLC; the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC; the following entities which are consolidated with IMAC Management of Illinois, LLC due to control by contract: Progressive Health and Rehabilitation, Ltd., Illinois Spine and Disc Institute, Ltd. and Ricardo Knight, P.C. and the following entities which were held as a minority interest prior to June 1, 2018: IMAC of St. Louis, LLC and due to control by contract, as of June 29, 2018, Integrated Medicine and Chiropractic Regeneration Center PSC. Additionally, our consolidated financial statements include the financial results of our acquisition of Advantage Therapy and Orthopedic Rehabilitation LLC and BioFirma, LLC as of August 2018.

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

Risks Relating to Our Company Business and Industry

We recorded a net loss for the twelve months ended December 31, 2019 and December 31, 2018 and there can be no assurance that our future operations will result in net income.

For the twelve months ended December 31, 2019, and December 31, 2018, we had net revenue of $15,126,026 and $6,701,071, respectively, and we had net loss of $6,497,230 and $3,053,743, respectively. At December 31, 2019, we had stockholders’ equity of approximately $7,937,292 and an accumulated deficit of approximately $10,042,050. At December 31, 2018, we had stockholders’ deficit of approximately $(3,932,160) and an accumulated deficit of approximately $(3,544,820). There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The fee we charge for our management services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our services at acceptable prices relative to our costs, or if we fail to develop and introduce new services on a timely basis and services from which we can derive additional revenues, our financial results will suffer.

We are in an early stage of development and have a limited operating history upon which to base an estimate of our future performance.

Our current business was formally organized in March 2015 and we currently have open 15 outpatient clinics. Accordingly, we have a limited operating history on which to base an estimate of our future performance. Because we lack a long operating history, you do not have either the type or amount of information that would be available to a purchaser of securities of a company with a more substantial operating history. Our growth and expansion strategy is in the early stages of implementation and there can be no assurance that we will be able to implement our strategy or that we will be commercially successful. Our ability to continue as a growing concern is contingent upon our ability to:

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

We have suffered a disruption of the operation of our business as a result of the outbreak of coronavirus in the United States. Closures due to government orders or guidance and other related effects of the coronavirus pandemic may cause a material adverse effect on our business.

In March 2020, federal, state and local government authorities issued orders and guidance in order to combat the spread of the coronavirus pandemic. These actions have required or encouraged our patients to remain at home except for essential activities and may reduce patient visits to our clinics. For example, the governor of Kentucky ordered all chiropractic facilities in the state of Kentucky to close effective March 20, 2020, which caused us to close our Kentucky chiropractic facilities until such order is lifted. The full extent and duration of such actions and their impacts over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the coronavirus and the extent and effectiveness of containment actions taken.

The coronavirus pandemic appears likely to cause significant economic harm across the United States, and the negative economic conditions that may result in reduced patient demand in our industry. We may experience a material loss of patients and revenue as a result of the suspension of any operations. Initiatives to implement telehealth engagement with patients may not be adopted by existing and new patients. Patient habits may also be altered in the medium to long term. Negative economic conditions, a decrease in our revenue and consequent longer term trends harmful to our business may all exert pressure on our company during the pendency of emergency restrictions on our operations and beyond. Due to such conditions, we terminated the employment of 11% of our employees on March 20, 2020, to reduce costs associated with non-essential personnel.

We cannot predict with certainty when public health and economic conditions will return to normal. A decline in patient visits and/or the possible suspension of operations mandated in response to the coronavirus, and the consequent loss of revenue and cash flow during this period may make it difficult for us to obtain capital necessary to fund our operations.

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

We will incur substantial expenses to implement our growth and expansion strategy, including costs for leasing and developing the premises for each medical clinic, purchasing medical and office equipment, purchasing medical supplies and inventory, marketing and advertising, recruiting and hiring staff, and other expenses. We estimate that it will take at least $700,000 to open each clinic, with an additional $300,000 of operating capital and $200,000 credit line needed to purchase equipment and fund operating losses during the first six months of operation. These start-up costs may increase if there are any delays, problems or other events not currently anticipated. Although we expect each medical clinic to become profitable approximately six months after opening based on our experience with opening the Ozzie Smith Centers in Chesterfield, Missouri in May 2016 and in St. Peters, Missouri in August 2017, and the IMAC Regeneration Center in Murray, Kentucky in February 2017, no guarantee can be made that any of the clinics or our company overall will operate profitably. By way of example, the David Price Center in Brentwood, Tennessee, which opened in May 2017, initially experienced unforeseen delays in staffing, construction and marketing launch. If we do not reach profitability and recover our start-up expenses and other accumulated operating losses, stockholders will likely suffer a significant decline in the value of their investment.

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

Our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2019 a statement that there is substantial doubt as to our ability to continue as a going concern as a result of losses and financial condition on December 31, 2019, unless we are able to obtain additional financing, enter into strategic alliances or sell assets. The reaction of investors to the inclusion of a going concern statement by our auditors, our current lack of cash resources and our potential inability to continue as a going concern may adversely affect our share price and our ability to raise new capital or enter into strategic alliances. If we become unable to obtain additional capital and to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

Further, the services provided by our company are relatively new and unique. We cannot be certain that our services will achieve or sustain market acceptance, or that a sufficient volume of patients in the Kentucky, Missouri, Tennessee and Illinois areas will utilize our services. We will be in competition with alternative treatment methods, including those presently existing and those that may develop in the future. As such, our growth and expansion strategy carries many unknown factors that subject us and our investors to a high degree of uncertainty and risk.

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

Our current primary service areas are located in certain geographical areas in the states of Kentucky, Missouri, Tennessee and Illinois. Our operations and profitability could be adversely affected by a local economic downturn, changes in local consumer acceptance of our approach to healthcare, and discretionary spending power, and other unforeseen or unexpected changes within those areas.

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

We are a holding company in which our medical clinics are formed in separate subsidiaries. Our subsidiaries are currently operating in Kentucky, Missouri, Tennessee and Illinois. As a consequence of this entity structure, any adverse change to the brand, reputation, financial performance or other aspects of the IMAC Regeneration Center brand at any one location could adversely affect the operations and financial performance of the entire company.

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

We maintain insurance policies against professional liability, general commercial liability and other potential losses of our company. All of the regenerative, medical, physical therapy and chiropractic treatments performed at our clinics are covered by our malpractice insurance; however, there is an upper limit to the payout allowable in the event of our malpractice. Poor patient outcomes for healthcare providers may result in legal actions and/or settlements outside of the scope of our malpractice insurance coverage. Regenerative medicine represents approximately 2% of our patient visits and 20% of our revenue. Future innovations in regenerative medicine may require review or approval of such innovations by governmental regulators. During formal research studies performed in collaboration with regulators, we may be required to obtain new insurance policies and there is no assurance that insurance policy underwriters will provide coverage for such research initiatives. If an uninsured loss or a loss in excess of insured limits occurs, our financial performance and operation could suffer material adverse effects.

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

The Food and Drug Administration has pursued bad actors in the regenerative medicine therapy industry, and we could be included in any broad investigation.

The U.S. Food and Drug Administration has pursued bad actors in the regenerative medicine therapy industry. Since we provide regenerative medicine treatments, we may be subject to broad investigations from the FDA or state medical boards regarding the marketing and medical delivery of our treatments. In November 2017, we engaged a medical consulting group to advise us on current protocols in this area and to organize a clinical trial towards an investigational new drug application with the FDA, while pursuing a voluntary regenerative medicine advanced therapy (RMAT) designation under Section 3033 of the 21st Century Cures Act. We have not initiated conversations with the FDA and no assurance can be given that we are able to engage with the FDA or that the FDA will approve us for RMAT designation.

Any significant disruption in our computer systems or those of third parties that we utilize in our operations could result in a loss or degradation of service and could adversely impact our business.

Our reputation and ability to attract, retain and serve our patients and users is dependent upon the reliable performance of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm these systems. Interruptions in these systems, or to the internet in general, could make our service unavailable or impair our ability to deliver content to our customers. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our services to existing and potential patients. In addition, during the second half of 2019, we began the implementation of an updated medical and financial platform in our clinics.

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

During the normal course of business, we may choose to pursue services with a different third-party vendor or pursue a change in systems which could result in interruptions and delays in our service and operations as well as loss, misuse, or theft of data. We have implemented systems and processes to mitigate these risks and, to date, have not experienced a material impact on our services or systems due to change in systems or third-party. However, this is no assurance that a change in systems or services used by us or a change in third-party vendors may not have a material impact in the future. Any significant disruption to our service or access to our systems could result in a loss of patients and adversely affect our business and results of operations.

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

Our management has identified material weaknesses in our internal controls over our financial reporting.

Our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are not effective because of certain material weaknesses in our internal control over financial reporting. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

If our stock price continues to remain below $1.00, our common stock may be subject to delisting from The Nasdaq Stock Market.

If the bid price of our common stock continues to close below the required minimum $1.00 per share for 30 consecutive business days, we may receive a deficiency notice from Nasdaq regarding our failure to comply with Nasdaq Marketplace Rule 5550(a)(2). If we receive such a notice, pursuant to Marketplace Rule 5810(c)(3)(A), we may become subject to a period of 180 calendar days to regain compliance with Rule 5550(a)(2). If at any time the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with Rule 5550(a)(2). In the event we do not regain compliance with Rule 5550(a)(2) prior to the expiration of any Nasdaq compliance period, Nasdaq may notify us that our common stock is subject to delisting. We may appeal such a delisting determination to a Nasdaq hearing panel and the delisting may be stayed pending the panel’s determination. At such hearing, we would present a plan to regain compliance and Nasdaq would then subsequently render a decision. We are currently evaluating our alternatives to resolve any listing deficiency. To the extent that we are unable to resolve a listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain our listing on The Nasdaq Capital Market and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

We manage our business operations from our principal executive office in Brentwood, Tennessee, in approximately 2,250 square feet of leased space. Our office lease extends through July 2024, under which we currently pay $1,455 per month. Our business is conducted at fifteen outpatient medical clinics. Our total rent expense was $982,591 under our office and medical clinic leases for 2019. For more information about our outpatient locations and the terms of their leases, see Item 1, “Business - Our Operations” above.

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

In February 2019, we received notice of a lawsuit involving BioFirma, LLC. The lawsuit was resolved in October 2019 for $17,500.

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

As of March 20, 2020, there were approximately 44 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

Sales of Unregistered Securities

Upon the completion of the acquisition of ISDI Holdings II and PHR Holdings by IMAC Management of Illinois, LLC on April 19, 2019, each of ISDI Holdings II and PHR Holdings’ issued and outstanding shares of common stock were cancelled and were converted automatically into the right of their sole shareholder to receive 1,002,306 restricted shares of our common stock (the “Merger Consideration”). The Merger Consideration was issued to such sole shareholder and a trust designated by such sole shareholder on April 22, 2019. Representations were made to us regarding such share recipients’ knowledge and experience, ability to bear economic risk and investment purpose with respect to the restricted shares they received. The Merger Consideration was issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act as a private offering. Such issuance did not involve a public offering, and was made without general solicitation or advertising.

On July 18, 2019, we issued to Lincoln Park Capital Fund, LLC (“Lincoln Park”) 60,006 shares of our common stock as a commitment fee (the “Initial Commitment Shares”) in connection with a financing transaction between us and Lincoln Park. The Initial Commitment Shares were issued in reliance on an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as a private offering. Such issuance did not involve a public offering, and was made without general solicitation or advertising.

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

References in this MD&A to “we,” “us,” “our,” “our company,” “our business” and “IMAC Holdings” are to IMAC Holdings, Inc., a Delaware corporation and prior to the Corporate Conversion (defined below), IMAC Holdings, LLC, a Kentucky limited liability company, and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) and IMAC Management of Illinois, LLC (“IMAC Illinois”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); and the following which prior to June 1, 2018 was held as a minority interest, IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”).

Overview

We are a provider of movement and orthopedic therapies and minimally invasive procedures performed through our regenerative and rehabilitative medical treatments to improve the physical health of our patients at our fast-growing chain of IMAC Regeneration Centers which we own or manage. Our outpatient medical clinics provide conservative, minimally invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our licensed healthcare professionals evaluate each patient and provide a custom treatment plan that integrates traditional medical procedures and innovative regenerative medicine procedures in combination with physical medicine. We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. The original IMAC Regeneration Center opened in Kentucky in August 2000 and remains the flagship location of our current business, which was formally organized in March 2015. To date, we have opened seven, acquired seven and manage one outpatient medical clinics in Kentucky, Missouri, Tennessee and Illinois, and plan to further expand the reach of our facilities to other strategic locations throughout the United States. We have partnered with several active and former professional athletes, including Ozzie Smith, David Price, Tony Delk and Mike Ditka, in the branding of our IMAC Regeneration Centers. Our outpatient medical clinics emphasize our focus around treating sports and orthopedic injuries as an alternative to traditional surgeries for repair or joint replacement.

We own our medical clinics directly or have entered into long-term management services agreements to operate and control certain of our medical clinics by contract. Our preference is to own the clinics; however, some state laws restrict the corporate practice of medicine and require a licensed medical practitioner or own the clinic. Accordingly, our managed clinics are owned exclusively by a medical professional within a professional service corporation (formed as a limited liability company or corporation) and are under common control with us in order to comply with state laws regulating the ownership of medical practices. We are compensated under management services agreements through service fees based on the cost of the services provided, plus a specified markup percentage, and a discretionary annual bonus determined in the sole discretion of each professional service corporation.

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

Following the Corporate Conversion, IMAC Holdings, Inc. continues to hold all of the property and assets of IMAC Holdings, LLC and all of the debts and obligations of IMAC Holdings, LLC continue as the debts and obligations of IMAC Holdings, Inc. The purpose of the Corporate Conversion was to reorganize our corporate structure so that the top tier entity in our corporate structure is a corporation rather than a limited liability company and so that our existing owners own shares of our common stock rather than membership interests in a limited liability company. Except as otherwise noted herein, the consolidated financial statements included herein are those of IMAC Holdings, Inc. and its consolidated subsidiaries.

2018 Private Placement

In the first six months of 2018, we received gross proceeds of $1,530,000 from a private placement of our 4% convertible promissory notes. The $1,530,000 and an additional $200,000 in existing equity and payments to investors (plus accrued interest) is convertible into 445,559 shares of our common stock, pursuant to the terms of a Securities Purchase Agreement with 23 accredited investors. The principal amount of the promissory notes was convertible into shares of common stock automatically upon the closing our initial public offering, which was completed in February 2019. The conversion price of the promissory notes was an amount reflecting a 20% discount to the initial public offering price of $5.00 per share attributable to the common stock.

On June 1, 2018, we entered into a note payable to the Edward S. Bredniak Revocable Trust in the amount of up to $2,000,000. An existing note payable with this entity with an outstanding balance of $379,675.60 was combined into the new note payable. The note carries an interest rate of 10% per annum and all outstanding balances are due and payable 13 months after the closing our initial public offering, which was completed in February 2019. This note was amended effective June 28, 2019 to, among other things, reduce the outstanding principal amount to $1,750,000 and extend the maturity of this note to January 5, 2021. The proceeds of this note are being used to satisfy ongoing working capital needs, expenses related to the preparation for our initial public offering, equipment and construction costs related to new clinic locations and potential business combination and transaction expenses.

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

We received aggregate gross proceeds of $4,356,250 from our initial public offering, before deducting underwriting discounts, commissions and other related expenses. Proceeds from the offering have been used for financing the costs of leasing, developing and acquiring new clinic locations, funding research and new product development activities, and for working capital and general corporate purposes.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the consolidated financial statements are prepared. On an ongoing basis, we evaluate our estimates, including those related to insurance adjustments and provisions for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

We believe that, of the significant accounting policies discussed in our Notes to the Consolidated Financial Statements, the following accounting policies require our most difficult, subjective or complex judgments in the preparation of our financial statements.

Intangible Assets

The Company capitalizes the fair value of intangible assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over their estimated economic useful lives, generally the contract term. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include trade names, non-compete agreements, customer relationships and contractual agreements.

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

The Company tests goodwill for impairment on an annual basis, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value. No impairments of goodwill were recorded for the years ended December 31, 2019 and 2018.

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

Accounts Receivable

Accounts receivable primarily consists of amounts due from third-party payers (non-governmental), governmental payers and private pay patients and is recorded net of allowances for doubtful accounts and contractual discounts. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. Accordingly, accounts receivable reported in our consolidated financial statements are recorded at the net amount expected to be received. Our primary collection risks are (i) the risk of overestimation of net revenues at the time of billing that may result in our receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies’ denial of claims, (iii) the risk that patients will fail to remit insurance payments to us when the commercial insurance company pays out-of-network claims directly to the patient, (iv) resource and capacity constraints that may prevent us from handling the volume of billing and collection issues in a timely manner, (v) the risk that patients do not pay us for their self-pay balances (including co-pays, deductibles and any portion of the claim not covered by insurance), and (vi) the risk of non-payment from uninsured patients.

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

We had an increase in accounts receivable of $0.9 million to $1.3 million as of December 31, 2019. Our accounts receivable balance increased throughout 2019 due to multiple factors. An increase in patient visits yielded a corresponding increase in accounts receivable. However, the most significant impact was due to the addition of new service lines implemented during the third quarter of 2019 which were typically covered by insurance. We were able to add additional insurance payors with the addition of service lines. After our initial public offering in February, we put in place initiatives for further review and analysis of our accounts receivable, including contractual allowances. Through this review we were able to refine our collection percentage and reduce our contractual expense which in turn increased accounts receivable. For example, in 2018 our collection percentage was 41% of gross charges whereas our 2019 collection percentage exceeded 47% of charges. Finally, in September 2019, we converted to a new billing system. As a result of this conversion, there was a lag in digital claim submissions and provider credentialing amendments during the last quarter of 2019 due to transition of National Provider Identifier (NPI) numbers from our former Electronic Medical Record (EMR) system to our current EMR system. To assist with this slowdown, we engaged a billing company to process claims in December 2019. As of the first quarter of 2020 we are current with our claim submissions and have some credentialing updates outstanding.

Income Taxes

IMAC Holdings was taxed as a partnership through May 31, 2018. As a result, income tax liabilities were passed through to the individual members. Accordingly, no provision for income taxes were reflected in the consolidated financial statements for periods prior to May 31, 2018, at which time the Company converted from a limited liability company to a Delaware corporation. Subsequent to the Company converting to a Delaware corporation, IMAC Nashville, IMAC Texas, IMAC St. Louis continued as single-member limited liability companies that are disregarded entities for tax purposes and do not file separate returns. Their activity is included as part of IMAC Holdings Inc. Advantage Therapy and IMAC Illinois are also disregarded entities for tax purposes. BioFirma was a limited liability company taxed as a partnership. Effective October 1, 2019, BioFirma became wholly owned by IMAC Holdings and is a disregarded entity for tax purposes. IMAC Management is taxed as a C-corporation and is included in the consolidated return of IMAC Holdings as a subsidiary.

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At December 31, 2019 and 2018, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2017 are open and subject to examination by the taxing authorities.

Results of Operations for the Twelve Months Ended December 31, 2019 Compared to the Twelve Months Ended December 31, 2018

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

The following table sets forth a summary of IMAC Holdings, Inc.’s statements of operations for the years ended December 31, 2019 and 2018:

	2019	2018

Patient revenues	$32,756,644	$16,135,967
Contractual adjustments	(17,655,936)	(9,498,896)
Total patient revenue, net	15,100,708	6,637,071

Management fees	25,318	64,000
Total revenue	15,126,026	6,701,071

Operating expenses:
Patient expenses	2,540,323	933,907
Salaries and benefits	10,523,409	4,730,035
Share-based compensation	392,217	14,998
Advertising and marketing	1,238,352	859,191
General and administrative	5,064,437	3,063,270
Depreciation and amortization	1,552,919	651,066
Total operating expenses	21,311,657	10,252,467

Operating loss	(6,185,631)	(3,551,396)

Other income (expense):
Interest income	7,794	7,541
Other income (expense)	(16,132)	18,356
Beneficial conversion interest expense	(639,159)	-
Gain on sale of assets	140,074	-
Interest expense	(258,535)	(153,824)
Total other income (expenses)	(765,958)	(127,927)

Loss before equity in earnings (loss) of non-consolidated affiliate	(6,951,589)	(3,679,323)

Equity in earnings (loss) of non-consolidated affiliate	-	(105,550)

Net loss before income taxes	(6,951,589)	(3,784,873)

Income taxes	-	-

Net loss	(6,951,589)	(3,784,873)

Net loss attributable to non-controlling interests	454,359	731,130

Net loss attributable to IMAC Holdings, Inc.	$(6,497,230)	$(3,053,743)

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

See the table below for more information regarding our revenue breakdown by service type.

	Year Ended December 31,
	2019	2018

Revenues:
Medical treatments	60.0%	60.4%
Physical therapy	35.4%	34.2%
Chiropractic care	4.6%	5.4%
	100%	100%

Patient service revenues increased 128% to $15.1 million for the year ended December 31, 2019, compared to $6.6 million for the year ended December 31, 2018. This increase was primarily due to the 2019 acquisitions of ISDI Holdings II and PHR Holdings (collectively “IMAC of Illinois”) and 2018 acquisitions of IMAC of Kentucky, IMAC of Missouri and Advantage Health. The change in other service revenues is due to a decrease in management and administrative service fees derived from non-consolidated outpatient clinics.

Procedures performed and visits to our clinics are an indication of business activity. Procedures increased 87% for the year ended December 31, 2019 compared to the year ended December 31, 2018. Procedures increased from 166,656 in the year ended December 31, 2018 to 312,445 in the year ended December 31, 2019. Visits to our clinics increased by 117% for the year ended December 31, 2019 compared to the year ended December 31, 2018. Visits increased from 63,812 for the year ended December 31, 2018 to 138,639 in the year ended December 31, 2019.

Operating Expenses

Operating expenses consist of patient expenses, salaries and benefits, share based compensation, advertising and marketing, general and administrative expenses and depreciation expenses.

Patient Expenses. Cost of revenues (patient expenses) increased $1.6 million to $2.5 million for the year ended December 31, 2019 as compared to $0.9 million in December 31, 2018. This was driven by the increase in procedures performed and due to the 2019 acquisition of IMAC of Illinois and 2018 acquisitions of IMAC of Kentucky, IMAC of Missouri and Advantage Health.

Salaries and Benefits. Salaries and benefits expenses increased $5.8 million to $10.5 million for the year ended December 31, 2019 as compared to $4.7 million in December 31, 2018. The increase was attributable to our 2019 and 2018 acquisitions and the costs related to our operating as a public company.

Share-based Compensation. Share-based compensation increased from $14,998 to $.4 million for the years ended December 31, 2018 and 2019, respectively. At the time of the share-based compensation in 2018, our company was still a limited liability company; therefore, compensation was in the form of limited liability company units instead of stock. The units converted to stock effective upon the Corporate Conversion. The increase in share-based compensation in 2019 was due to the grant of stock options and restricted stock units to our employees in the second and third quarters of 2019.

Advertising and Marketing. Advertising and marketing expenses increased $379,161, or 44%, to $1.2 million for 2019 from $0.9 million for 2018. The increase in advertising and marketing expense was due to our 2019 acquisition of IMAC of Illinois and 2018 acquisitions of IMAC of Kentucky, IMAC of Missouri and Advantage Health.

General and Administrative. General and administrative expense (“G&A”) consists of all other costs other than advertising and marketing, salaries and wages, patient expenses and depreciation. G&A increased 65% from $3.1 million to $5.10 million for the years ended December 31, 2018 and 2019, respectively. G&A expense increase was primarily due to travel, rent, insurance and service fees related to the 2019 acquisition of IMAC of Illinois and 2018 acquisitions of IMAC of Kentucky, IMAC of Missouri and Advantage Health. The average monthly rent for the year ending December 31, 2019 and 2018, respectively, was $115,000 and $64,000.

Depreciation and Amortization. Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions. Depreciation and amortization increased from $0.7 million for 2018 to $1.6 million for 2019. The increase in depreciation and amortization expense resulted from the 2019 acquisition of IMAC of Illinois and 2018 acquisitions of IMAC of Kentucky, IMAC of Missouri and Advantage Health.

Beneficial Conversion Interest Expense. Beneficial conversion interest expense relating to the conversion of our 4% convertible notes to shares of our common stock was $0.64 million in 2019, as such notes were converted upon the consummation of our initial public offering. We did not convert any notes to shares in 2018.

Gain on Sale of Assets. A gain of $0.1 million was recognized in 2019 on the sale of substantially all of the assets of our subsidiary BioFirma.

Net Loss Attributable to the Non-controlling Interest. Net loss attributable to the non-controlling interest is the amount of net income (loss) for the period allocated to non-controlling partners of IMAC Holdings, Inc. that is included in the entity’s consolidated financial statements.

Analysis of Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payers.

During the year ended December 31, 2019, net cash used in operations increased to $4.1 million compared to $1.8 million for the year ended December 31, 2018. This increase was primarily attributable to our net loss.

Net cash used in investing activities during the years ended December 31, 2019 and 2018 was $1.1 million and $1.6 million, respectively. This was primarily driven by purchases of property and equipment and leasehold improvements, which were $1.2 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively.

Net cash provided by financing activities during the year ended December 31, 2019 was $5.3 million, including proceeds from our initial public offering, net of related fees, which totaled $3.8 million. Net cash provided by financing activities during the year ended December 31, 2018 was $3.5 million, including proceeds from notes payable, which totaled $4.0 million.

Reconciliation of Non-GAAP Financial Measures

This report contains certain non-GAAP financial measures, including non-GAAP net income and adjusted EBITDA, which are used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income before interest, income taxes, stock based compensation, and depreciation and amortization (“adjusted EBITDA”) is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain non-cash and/or non-operating items. We also believe that adjusted EBITDA is useful to many investors to assess the Company’s ongoing results from current operations. Adjusted EBITDA is a non-GAAP financial measure and should not be considered a measure of financial performance under GAAP. Because adjusted EBITDA is not a measurement determined in accordance with GAAP, such non-GAAP financial measures are susceptible to varying calculations. Accordingly, adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

This non-GAAP financial measure should not be considered as a substitute for, or superior to, measures of financial performance which are prepared in accordance with US GAAP and may be different from non-GAAP financial measures used by other companies and have limitations as analytical tools.

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measures is set forth below.

	2019	2018
GAAP loss attributable to IMAC Holdings, Inc.	$(6,497,230)	$(3,053,743)
Interest income	(7,794)	(7,541)
Interest expense	258,535	153,824
Beneficial conversion interest expense	639,159	-
Share-based compensation expense	392,217	14,998
Gain on sale of assets	(140,074)	-
Depreciation and amortization	1,552,919	651,066
Adjusted EBITDA	$(3,802,268)	$(2,241,396)

Liquidity and Capital Resources

As of December 31, 2019, we had $0.4 million in cash and a deficiency in working capital of $3.5 million. As of December 31, 2018, we had cash of $0.2 million and deficiency in working capital of $13.1 million. The decrease in working capital deficiency was primarily due to the capital raised pursuant to our initial public offering completed in February 2019.

In February 2019, we completed an initial public offering of units of our common stock and warrants to purchase our common stock for net proceeds to us of approximately $3.8 million, after deducting underwriting discount and commissions and estimated offering expenses payable by us. We believe the net proceeds of our recent public offering, together with the cash at December 31, 2019 will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months.

On March 25, 2020, the Company entered into a note purchase agreement with Iliad Research & Trading, L.P. (the “Holder”), pursuant to which the Company agreed to issue and sell to the Holder a secured promissory note (the “Note”) in an aggregate initial principal amount of $1,115,000, which is payable on or before the date that is 18 months from the issuance date (the “Maturity Date”). Interest on the Note accrues at a rate of 10% per annum and is payable on the Maturity Date or otherwise in accordance with the Note.

As of December 31, 2019, we had approximately $6.1 million in current liabilities. Approximately $3.0 million of our current liabilities outstanding were to our vendors and for operating lines of credit, which we have historically paid down in the normal course of our business. Patient deposits accounted for approximately $0.2 million of our current liabilities. The current portion of notes payable by us accounted for approximately $1.4 million of our current liabilities. The current portion of our capital lease obligations accounted for approximately $0.02 million of our current liabilities. The current portion of our liability to issue common stock accounted for approximately $0.4 million of our current liabilities. The current portion of our operating lease liability accounted for approximately $1.0 million of our current liabilities.

As of December 31, 2019, we had an accumulated deficit of $10 million. We anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed or favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current of future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our independent registered public accounting firm has indicated that our financial condition raises substantial doubt as to our ability to continue as a going concern.

On July 15, 2019, we signed a $10 million purchase agreement (the “Purchase Agreement”) with Lincoln Park. We also entered into a registration rights agreement (the “Registration Agreement”) with Lincoln Park in which we agreed to file a registration statement related to the transaction with the SEC covering the shares of our common stock that may be issued to Lincoln Park under the Purchase Agreement.

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

There are no upper limits on the per share price Lincoln Park may pay to purchase our common stock; however, we may not sell more than $1,000,000 in shares of common stock to Lincoln Park per Regular Purchase. The Purchase Agreement also has a minimum price per share of $1.00 for the sale of any shares to Lincoln Park. The purchase price of the shares related to the $10 million of future funding will be based on the prevailing market prices of our shares without any fixed discount. Furthermore, we control the timing and amount of any future sales, if any, of shares of common stock to Lincoln Park.

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

As of December 31, 2019, pursuant to the Purchase Agreement, the Company sold an additional 506,454 shares of common stock of the Company to Lincoln Park for aggregate proceeds to the Company of $1,020,224.

Contractual Obligations

The following table summarizes our contractual obligations by period as of December 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term obligations	$1,703,839	$1,703,839	$-	$-	$-
Long-term obligations, including interest	2,138,827	-	2,082,850	46,221	9,756
Finance lease obligations, including interest	97,226	21,806	65,417	10,003	-
Operating lease obligations, including interest	5,036,132	1,141,106	2,770,334	837,111	287,581
	$8,976,024	$2,866,751	$4,918,601	$893,335	$297,337

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2019 and 2018. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of IMAC Holdings, Inc.

Brentwood, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IMAC Holdings, Inc. (the “Company”) at December 31, 2019 and 2018, and the related consolidated statements operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Daszkal Bolton LLP
Daszkal Bolton LLP

March 25, 2020 Boca Raton, Florida We have served as the Company’s auditor since 2017.

IMAC Holdings, Inc.

Consolidated Balance Sheets

December 31, 2019 and 2018

	2019	2018
ASSETS
Current assets:
Cash	$373,689	$194,316
Accounts receivable, net	1,258,325	303,630
Deferred compensation, current portion	312,258	-
Other assets	633,303	170,163
Total current assets	2,577,575	668,109

Property and equipment, net	3,692,009	3,333,638

Other assets:
Goodwill	2,040,696	2,042,125
Intangible assets, net	7,169,072	4,257,434
Deferred IPO costs	-	335,318
Deferred equity costs	170,274	-
Deferred compensation, net of current portion	549,563	-
Security deposits	499,488	438,163
Right of use asset	3,719,401	-
Total other assets	14,148,494	7,073,040

Total assets	$20,418,078	$11,074,787

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,909,666	$1,261,582
Acquisition liabilities	-	7,259,208
Patient deposits	189,691	454,380
Notes payable, current portion	1,422,554	4,459,302
Finance lease obligation, net of current portion	17,473	16,740
Lines of credit	79,961	379,961
Liability to issue common stock, current portion	421,044	-
Operating lease liability, current portion	1,025,247	-
Total current liabilities	6,065,636	13,831,173

Long-term liabilities:
Notes payable, net of current portion	2,109,065	317,291
Finance lease obligation, net of current portion	66,565	84,038
Deferred rent	-	197,991
Lease incentive obligation	-	576,454
Liability to issue common stock, net of current portion	578,866	-
Operating lease liability, net of current portion	3,660,654	-

Total liabilities	12,480,786	15,006,947

Stockholders’ equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 authorized, nil issued and outstanding at December 31, 2019 and 2018	-	-
Common stock; $0.001 par value, 30,000,000 authorized, 8,913,258 and 4,533,623 shares issued and outstanding at December 31, 2019 and 2018, respectively	8,907	4,534
Additional paid-in capital	20,050,634	1,233,966
Accumulated deficit	(10,042,050)	(3,544,820)
Non-controlling interest	(2,080,199)	(1,625,840)
Total stockholders’ equity (deficit)	7,937,292	(3,932,160)

Total liabilities and stockholders’ equity	$20,418,078	$11,074,787

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2019 and 2018

	2019		2018

Patient revenues	$		$16,135,967
Contractual adjustments			(9,498,896)
Total patient revenue, net		15,100,708	6,637,071

Management fees		25,318	64,000
Total revenue		15,126,026	6,701,071

Operating expenses:
Patient expenses		2,540,323	933,907
Salaries and benefits		10,523,409	4,730,035
Share-based compensation		392,217	14,998
Advertising and marketing		1,238,352	859,191
General and administrative		5,064,437	3,063,270
Depreciation and amortization		1,552,919	651,066
Total operating expenses		21,311,657	10,252,467

Operating loss		(6,185,631)	(3,551,396)

Other income (expense):
Interest income		7,794	7,541
Other income (expense)		(16,132)	18,356
Beneficial conversion interest expense		(639,159)	-
Gain on sale of assets		140,074	-
Interest expense		(258,535)	(153,824)
Total other income (expenses)		(765,958)	(127,927)

Loss before equity in earnings (loss) of non-consolidated affiliate		(6,951,589)	(3,679,323)

Equity in earnings (loss) of non-consolidated affiliate		-	(105,550)

Net loss before income taxes		(6,951,589)	(3,784,873)

Income taxes		-	-

Net loss		(6,951,589)	(3,784,873)

Net loss attributable to non-controlling interest		454,359	731,130

Net loss attributable to IMAC Holdings, Inc.		$(6,497,230)	$(3,053,743)

Net loss per share attributable to common stockholders
Basic and diluted		$(0.84)	$(0.47)

Weighted average common shares outstanding
Basic and diluted		7,753,642	4,533,623

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2019 and 2018

	Common Stock		Additional	Non-
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total

Balance, December 31, 2017	6,582,737	$6,583	$1,233,966	$(575,994)	$(491,077)	$173,478

Net loss	-	-	-	(730,704)	(3,053,743)	(3,784,447)

Purchase of non-controlling interest	-	-	-	(319,142)	-	(319,142)

Reverse stock split	(2,049,114)	(2,049)	-	-	-	(2,049)

Balance, December 31, 2018	4,533,623	$4,534	$1,233,966	$(1,625,840)	$(3,544,820)	$(3,932,160)

Common stock issued for initial public offering proceeds, net of related fees	850,000	850	3,503,314	-	-	3,504,164

Issuance of common stock in connection with convertible notes	449,217	449	2,245,636	-	-	2,246,085

Issuance of common stock in connection with acquisitions	2,412,489	2,412	11,320,234	-	-	11,322,646

Exercise of warrants	71,469	72	357,273	-	-	357,345

Issuance of employee stock options	-	-	79,104	-	-	79,104

Issuance of common stock	596,460	590	1,311,107	-	-	1,311,697

Net loss	-	-	-	(454,359)	(6,497,230)	(6,951,589)

Balance, December 31, 2019	8,913,258	$8,907	$20,050,634	$(2,080,199)	$(10,042,050)	$7,937,292

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(6,951,589)	$(3,784,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,552,919	651,067
Beneficial conversion interest expense	639,159	-
Share based comp	392,217	-
Deferred rent	-	133,238
Equity in (earnings) loss of non-consolidated affiliate	-	(105,550)
(Increase) decrease in operating assets:
Accounts receivable, net	(412,805)	(170,235)
Due from related parties	-	(95,501)
Other assets	(271,654)	(70,038)
Security deposits	(111,400)	(410,335)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,359,099	1,204,417
Patient deposits	(264,689)	323,474
Lease incentive obligation	-	516,026
Net cash used in operating activities	(4,068,743)	(1,808,310)

Cash flows from investing activities:
Purchase of property and equipment	(1,200,216)	(1,579,842)
Cash paid for acquisitions	-	(23,931)
Proceeds from sale of fixed assets	147,096	-
Net cash used in investing activities	(1,053,120)	(1,603,773)

Cash flows from financing activities:
Proceeds from initial public offering, net of related fees	3,839,482	-
Proceeds from warrants exercised	357,345	-
Proceeds from issuance of common stock	1,311,697	-
Proceeds from notes payable	212,800	3,998,195
Payments on notes payable	(123,348)	(193,625)
Proceeds from line of credit	20,000	175,000
Payments on line of credit	(300,000)	(140,000)
Payments on finance lease obligation	(16,740)	(25,642)
Deferred IPO costs	-	(335,318)
Net cash provided by financing activities	5,301,236	3,478,610

Net increase in cash	179,373	66,527

Cash, beginning of period	194,316	127,789

Cash, end of period	$373,689	$194,316

Supplemental cash flow information:
Interest paid	$97,147	$153,824
Taxes paid	$18,533	$-
Non Cash Financing and Investing:
Business acquisition via stock issuance	$3,771,978	$7,259,208

See notes to consolidated financial statements

Note 1 – Description of Business

IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide orthopedic therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. The Company has opened two (2) medical clinics located in Tennessee and opened or acquired through Management Service Agreements thirteen (13) medical clinics located in Kentucky, Missouri and Illinois at December 31, 2019. The Company has partnered with several well-known sports stars such as Ozzie Smith, David Price, Tony Delk, and Mike Ditka in opening its medical clinics, with a focus around treating sports injuries.

Effective June 1, 2018, the Company converted from IMAC Holdings, LLC a Kentucky limited liability company to IMAC Holdings, Inc. a Delaware Corporation, followed by a reverse stock split in February 2019. These accounting changes have been given retrospective treatment in the consolidated financial statements.

During February 2019, the Company completed an initial public offering (“IPO”) of securities. See Note 12 – Stockholder’s Equity.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The accompanying consolidated financial statements include the accounts of IMAC Holdings, Inc. (“IMAC Holdings”) and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”), IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) and IMAC Management of Illinois, LLC (“IMAC Illinois”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); and the following which prior to June 1, 2018 was held as a minority interest, IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”).

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

In August 2018, the Company acquired 100% of Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”) and 70% of BioFirma LLC (“BioFirma”). Both companies are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity. Substantially all of the assets of BioFirma were sold effective December 31, 2019.

In April 2019, the Company consummated certain transactions resulting in the acquisition of the outstanding equity interest in ISDI Holdings II, Inc., an Illinois corporation (“ISDI Holdings II”), and PHR Holdings, Inc., an Illinois corporation (“PHR Holdings”), entities which consolidate the results of Progressive Health and Rehabilitation, Ltd (“Progressive”) and Illinois Spine and Disc Institute, Ltd (“ISDI”) due to control by contract. These entities are included in the consolidated financial statements from the date of acquisition.

All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the consolidated financial statements are prepared. On an ongoing basis, the Company evaluates its estimates, including those related to insurance adjustments and provisions for doubtful accounts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Revenue Recognition

The Company’s patient service revenue is derived from non-surgical procedures performed at our outpatient medical clinics and patient visits to physicians. The fees for such services are billed either to the patient or a third- party payer, including Medicare. The Company recognizes service revenues based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments are based upon the payment terms specified in the related contractual agreements. The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts expected to be collected.

Other management service fees are derived from management services where the Company provides billings and collections support to the clinics and where management services are provided based on state specific regulations known as the corporate practice of medicine (“CPM”). Under the CPM, a business corporation is precluded from practicing medicine or employing a physician to provide professional medical services. In these circumstances, the Company provides all administrative support to the physician-owned PC through an LLC. The PC is consolidated due to control by contract (an “MSA” – Management Services Agreement). The fees we derive from these management arrangements are either based on a predetermined percentage of the revenue of each clinic or a percentage mark up on the costs of the LLC. The company recognize other management service revenue in the period in which services are rendered. These revenues are earned by IMAC Nashville, IMAC Management and IMAC Illinois and are eliminated in consolidation to the extent owned.

The Company’s patient revenue consisted of the following as of December 31, 2019 and 2018:

	2019	2018

Patient revenues	$32,756,644	$16,135,967
Contractual adjustments	(17,655,936)	(9,498,896)
Patient revenue, net	$15,100,708	$6,637,071

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2019 and 2018.

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

Intangible Assets

The Company capitalizes the fair value of intangible assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over their estimated economic useful lives, generally the contract term. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include trade names, non-compete agreements, customer relationships and contractual agreements.

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

Long-Lived Assets

Long-lived assets such as property and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairments of long-lived assets for the years presented.

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $1,238,352 and $859,191 for the years ended December 31, 2019 and 2018, respectively.

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

Income Taxes

IMAC Holdings was taxed as a partnership through May 31, 2018. As a result, income tax liabilities were passed through to the individual members. Accordingly, no provision for income taxes were reflected in the consolidated financial statements for periods prior to May 31, 2018, at which time the Company converted from a limited liability company to a Delaware corporation. Subsequent to the Company converting to a Delaware corporation, IMAC Nashville, IMAC Texas, IMAC St. Louis continued as single-member limited liability companies that are disregarded entities for tax purposes and do not file separate returns. Their activity is included as part of IMAC Holdings Inc. Advantage Therapy and IMAC Illinois are also disregarded entities for tax purposes. BioFirma is a limited liability company taxed as a partnership. Effective October 1, 2019, BioFirma became wholly owned by IMAC Holdings and is a disregarded entity for tax purposes. IMAC Management is a C-corporation and is included in the consolidated return of IMAC Holdings as a subsidiary.

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At December 31, 2019 and 2018, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2017 are open and subject to examination by the taxing authorities.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. We adopted ASU 2016-02 on January 1, 2019. We recognized a right of use asset and a related obligation on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s consolidated financial statements are prepared in accordance with GAAP including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception and had a deficiency in working capital of approximately $3.5 million at December 31, 2019. The Company had a net loss of approximately $6.5 million at December 31, 2019, and used cash in operations of approximately $4.1 million for the year ended December 31, 2019. The Company expects to continue to incur significant expenditures to develop and expand its owned and managed outpatient medical clinics.

Management recognizes that the Company must obtain additional resources to successfully integrate its acquired and managed clinics and implement its business plans. Through December 31, 2019, the Company has received funding in the form of indebtedness and from the sale of common stock and warrants. Management plans to continue to raise funds and/or refinance our indebtedness to support our operations in 2020 and beyond. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital and/or refinance indebtedness, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000. As of December 31, 2019, the Company had cash of approximately $0 in excess of federally insured limits.

Revenue and Accounts Receivable Concentration

As of December 31, 2019 and 2018, the Company had the following revenue and accounts receivable concentrations:

	2019		2018
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable

Patient payment	47%	40%	54%	54%
Medicare payment	27%	26%	20%	20%
Insurance payment	26%	34%	26%	26%

Note 5 – Accounts Receivable

Accounts receivable consisted of the following at December 31:

	2019	2018

Accounts receivable, net of contractual adjustments	$1,285,228	$314,185
Less: allowance for doubtful accounts	(26,903)	(10,555)
Accounts receivable, net	$1,258,325	$303,630

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

In addition, during June 2018, the Company acquired the non-controlling interest held in a majority-owned subsidiary for $300,000, which was paid in equity of the Company.

During August 2018, the Company acquired Advantage Therapy and BioFirma for aggregate consideration of approximately $900,000, which was paid in cash and equity. The operating results of these two companies have been included in the Company’s consolidated financial statements from their dates of acquisition. The Company accounted for the transactions as business combinations and has allocated the purchase consideration to the net assets acquired based on estimated fair values. Substantially all of the assets of BioFirma were sold effective December 31, 2019.

During April 2019, the Company acquired ISDI Holdings II and PHR Holdings for aggregate consideration of approximately $4.1 million, which was paid in equity of the Company. The operating results of these companies have been included in the Company’s consolidated financial statements from the dates of acquisition. The Company accounted for the transactions as business combinations and has allocated the purchase consideration to the net assets acquired based on estimated fair values.

IMAC Kentucky

On June 29, 2018, IMAC Management completed a merger of CMA of Kentucky, which was merged into IMAC Management. Pursuant to this merger, IMAC Management has a long-term MSA to provide exclusive comprehensive management and related administrative services to IMAC Kentucky, an entity engaged in the practice of medicine through physicians and nurse practitioners. Under the IMAC Kentucky MSA, the Company receives service fees based on the cost of the services provided, plus a specified markup percentage, and a discretionary annual bonus.

The Company has included the consolidated financial results of IMAC Kentucky in the consolidated financial statements from the date of acquisition.

IMAC St. Louis

On June 1, 2018 the Company acquired the remaining 64% membership interest in IMAC St. Louis not already owned by it pursuant to a Unit Purchase Agreement, increasing the Company’s ownership to 100%. IMAC St. Louis operates two (2) Ozzie Smith Centers in Missouri. Pursuant to the terms of a Unit Purchase Agreement, the Company agreed to pay the current owners, upon the closing of the Company’s initial public offering, an amount equal to 1.05 times the total collections from payments at the IMAC St. Louis centers on account of regeneration-related services and associated products from the period from June 1, 2017 to May 31, 2018, or $1,490,632. The purchase consideration will be paid in the form of shares of our common stock based on the price per share of the Company’s common stock in the Company’s initial public offering. See Note 12 – Stockholders’ Equity.

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

On October 1, 2019, Dr. Ian White and the Company entered into an Assignment and Assumption of Interests of BioFirma LLC, pursuant to which Dr. White assigned to the Company the 30% of BioFirma’s membership interests which were not previously held by the Company, resulting in the Company owning 100% of the membership interests of BioFirma.

On December 31, 2019, the Company and BioFirma consummated the sale of substantially all of BioFirma’s assets pursuant to an asset purchase agreement with Self Care Regeneration LLC for a purchase price of $320,800, plus the assumption of certain of BioFirma’s liabilities, all of which are due to be paid to us no later than March 30, 2020.

IMAC Illinois

On April 1, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of a practice management group that manages three clinics in the Chicago, Illinois area. The acquisition was completed on April 19, 2019. Pursuant to the Merger Agreement, the Company issued 1,002,306 restricted shares of the Company’s common stock (the “Merger Consideration”) valued at approximately $4.1 million. The Company has included the financial results of IMAC Illinois from April 19, 2019, the date of acquisition.

The following table summarizes the fair value of consideration paid and the allocation of purchase price to the fair value of net assets acquired for the business acquisitions:

	IMAC Kentucky	IMAC St. Louis	Advantage Therapy	Illinois
Property & equipment	$607,257	$-	$18,647	$55,693
Intangible assets	4,224,113	264,000	37,000	3,716,285
Goodwill	-	1,327,507	713,189	-
Other assets	5,521	-	255,018	757,388
Current liabilities	(119,902)	-	(50,948)	(369,796)
Noncurrent liabilities	(118,413)	-	(79,975)	-
Non-controlling interest	-	-	-	-
	$4,598,576	$1,591,507	$892,931	$4,159,570

Note 7 – Property and Equipment

Property and equipment consisted of the following at December 31:

	Estimated
	Useful Life in Years	2019	2018

Land and building	40	$1,175,000	$1,175,000
Leasehold improvements	Shorter of asset or lease term	2,262,398	1,427,828
Equipment	1.5 - 7	1,948,347	1,180,093
Total property and equipment		5,385,745	3,782,921

Less: accumulated depreciation		(1,693,736)	(449,283)
Total property and equipment, net		$3,692,009	$3,333,638

In March 2018, the Company purchased real estate in Lexington, Kentucky for the development of an IMAC facility for approximately $1.2 million. The Company funded the purchase with a note payable. See Note 11 – Notes Payable.

Depreciation was $748,271 and $383,388 for the years ended December 31, 2019 and 2018, respectively.

Note 8 – Intangibles Assets and Goodwill

Intangible assets that were acquired in connection with the acquisition transactions (Note 6) during 2018 and 2019:

		December 31, 2018
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$4,224,113	$(211,206)	$4,012,907
Non-compete agreements	3 years	301,000	(56,473)	244,527
Definite lived assets		4,525,113	(267,679)	4,257,434
Goodwill		2,042,125	-	2,042,125
Total intangible assets and goodwill		$6,567,238	$(267,679)	$6,299,559

		December 31, 2019
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$8,019,199	$(994,321)	$7,024,878
Non-compete agreements	3 years	301,000	(156,806)	144,194
Definite lived assets		8,320,199	(1,151,127)	7,169,072
Goodwill		2,040,696	-	2,040,696
Total intangible assets and goodwill		$10,360,895	$(1,151,127)	$9,209,768

Amortization was $804,648 and $267,679 for the years ended December 31, 2019 and 2018, respectively.

The Company’s estimated future amortization of intangible assets is as follows:

Years Ending December 31,

2020	$894,373
2021	837,901
2022	794,040
2023	794,040
2024	794,040
Thereafter	3,054,678
$7,169,072

Note 9 – Operating Leases

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method applied to leases that were in place at January 1, 2019. Results for operating periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 840. The Company’s leases consist of operating leases that relate to real estate rental agreements. All of the value of the Company’s lease portfolio relates to real estate lease agreements that were entered into starting March 2017.

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

Right of Use Assets

Right of use assets are included in the consolidated Balance Sheet as follows:

Non-current assets
Right of use assets, net of amortization	$3,719,401

Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

December 31, 2019

Operating lease expense	$1,042,028

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The amount of future minimum lease payments under operating are as follows:

Operating Leases

Undiscounted future minimum lease payments:
2020	$1,141,106
2021	945,877
2022	949,333
2023	875,125
2024	536,736
Thereafter	587,955
Total	5,036,132
Amount representing imputed interest	(350,231)
Total operating lease liability	4,685,901
Current portion of operating lease liability	(1,025,247)
Operating lease liability, non-current	$3,660,654

Note 10 – Lines of Credit

IMAC Nashville had a $150,000 line of credit with a financial institution that matured on October 15, 2018. The line accrued interest at 6.50% per annum. The line was secured by substantially all of the Company’s assets and personally guaranteed by the members. The line had a $150,000 balance at December 31, 2018 and was repaid in February 2019.

IMAC Kentucky had a $150,000 line of credit with a financial institution that matured on August 1, 2018. The line accrued interest at 4.25% per annum. The line was secured by substantially all of the IMAC Kentucky’s assets and personally guaranteed by the members. The line had a $150,000 balance at December 31, 2018 and was repaid in July 2019.

Advantage Therapy has a $100,000 line of credit with a financial institution that matures on November 20, 2020. The line accrues interest at a variable rate which is currently 6.0% per annum. The line is secured by substantially all of IMAC Holding’s assets. This line of credit had a balance of $79,975 as of December 31, 2019 and 2018.

Progressive had a $750,000 line of credit with a financial institution that matured August 2019. The line had a balance of $140,000 when it was converted to a note payable on September 19, 2019. See Note 11 – Notes Payable for additional information regarding the note payable.

Note 11 – Notes Payable

	December 31,	December 31,
	2019	2018

Note payable to Edward S. Bredniak in the amount of up to $2,000,000. An existing note payable with this entity in the amount of $379,676 has been combined into the new note payable which carries an interest rate of 10% per annum. This note was amended in June 2019 and all outstanding balances are due January 5, 2021.	$1,750,000	$1,584,426

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matures on May 15, 2023, and is secured by the personal guarantees of certain Company executives.	99,628	125,670

Convertible notes interest accrued at 4%, convertible to equity at or prior to maturity at a 20% discount to the per share price of a sale of equity securities. At the time of issuance of the convertible notes, the Company was unable to calculate the amount of a beneficial conversion (“BCF”) and related discount to be recorded until the occurrence of a Qualified Financing, which occurred during the first quarter of 2019, at which time the Company recorded the BCF liability and related interest charge of approximately $639,000 associated with the discount. The BCF liability was reclassified to paid-in-capital upon conversion of these convertible notes.	-	1,540,000

$1.2 million six-month mortgage loan with a financial institution with an interest rate of 3.35%. The loan matured in 2019. The principal amount is currently due on demand, with interest being paid monthly.	1,232,500	1,232,500

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	93,652	105,374

Note payable to a financial institution in the amount of $200,000 dated May 4, 2016. The note requires 60 monthly installments of $3,881 including principal and interest at 4.25%. The note matures on May 4, 2021, and is secured by the equipment and personal guarantees of certain Company executives.	63,913	106,778

Note payable to an employee in the amount of $101,906 dated March 8, 2017. The note requires payments in five annual installments of $23,350, including principal and interest at 5%. The note matures on December 31, 2021, and is unsecured.	60,000	60,000

Note payable to a financial institution in the amount of $133,555 dated September 17, 2014. The note required 60 monthly installments of $2,475 including principal and interest at 4.25%. The note was repaid in September 2019.	-	21,845

$112,800 payable to a landlord of Advantage Therapy, LLC pursuant to a lease dated March 1, 2019. The debt is payable in 60 monthly installments of $2,129, including principal and interest at 5%. The debt matures on June 1, 2024.	102,744	-

Note payable to a financial institution in the amount of $140,000, dated September 25, 2019. The note requires 36 consecutive monthly installments of $4,225 including principal and interest at 5.39%. The note matures on September 19, 2022 and is secured by a personal guarantee of the Vice President of Business Development of the Company.	129,182	-

	3,531,619	4,776,593
Less: current portion:	(1,422,554)	(4,459,302)
	$2,109,065	$317,291

Principal maturities of notes payable are as follows:

Years Ending December 31,	Amount

2020	$1,422,554
2021	1,900,181
2022	104,186
2023	51,657
2024	27,631
Thereafter	25,410
Total	$3,531,619

Note 12 – Shareholders’ Equity

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

On February 12, 2019, the Company completed a reverse split of its 6,582,737 shares of common stock to 4,533,623 shares of common stock outstanding pursuant to an amendment of the Company’s certificate of incorporation. The reverse split has been given retrospective treatment to December 31, 2017.

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

On April 19, 2019, the Company consummated the transaction contemplated by the Merger Agreement and issued 1,002,306 shares of its common stock as Merger Consideration.

On July 15, 2019, the Company signed a $10 million share purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company. In consideration for entering into the $10 million agreement, the Company issued to Lincoln Park 60,006 shares of Company common stock as a commitment fee. The Purchase Agreement limits our sales of shares of common stock to Lincoln Park to 1,669,359 shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the Purchase Agreement unless (a) stockholder approval is obtained to issue more than such amount or (b) the average price of all applicable sales of our common stock to Lincoln Park under the Purchase Agreement equals or exceeds the lower of (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding July 15, 2019 or (ii) the average of the closing price of our common stock on the Nasdaq Capital Market for the five business days immediately preceding July 15, 2019. As of December 31, 2019, pursuant to the Purchase Agreement, the Company sold an additional 506,454 shares of common stock of the Company to Lincoln Park for aggregate proceeds to the Company of $1,020,224.

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

Stock Options

At December 31, 2018, the Company had no outstanding stock options to purchase its common stock. During 2019, the Company issued stock options to purchase 292,550 shares of its common stock as non-qualified stock options to various employees of the Company. These options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months and are exercisable for a period of ten years. Stock based compensation for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The per-share fair values of these options is calculated based on the Black-Scholes-Merton pricing model with the following assumptions: a volatility rate of 32.2%, risk free rate of 2.4% and the expected term of 10 years.

The information below summarizes the stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2018	-	$-	-
Granted	310,094	1.86	4.00
Exercised	-	-	-
Cancelled	(17,544)	1.87	3.53
Outstanding at December 31, 2019	292,550	$1.85	3.38

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

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	-	$-
Granted	277,500	4.04
Exercised	-	-
Cancelled	(30,000)	4.04
Outstanding at December 31, 2019	247,500	$4.04

Note 13 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 50% of up to 6 % of total compensation for those employees making salary deferrals. The Company made contributions of $78,768 and $39,115 during 2019 and 2018, respectively.

Note 14 – Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Deferred tax benefit at the federal statutory rate	21%
Valuation allowance	-21%
0%

At December 31, 2019, the Company has a net operating loss carryforward of approximately $3.7 million for federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2019. The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

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

Note 16 – Subsequent Events

Subsequent to December 31, 2019, pursuant to the Purchase Agreement, the Company sold 771,661 shares of common stock of the Company to Lincoln Park for aggregate proceeds to the Company of $936,660.

On January 13, 2020, the Company consummated an agreement for the acquisition of Chiropractic Health of Southwest Florida, Inc. (CHSF) in Bonita Springs, Florida. The transaction was completed as an all-cash asset purchase for $200,000 and the assumption of building lease liabilities. CHSF, established in 1998, delivers physical therapy, chiropractic care, and soft tissue therapies.

On March 4, 2020, the Company entered into a series of 10% Promissory Notes with two independent directors of the Company, George Hampton and Gerard M. Hayden, Jr., as well as Jeffrey S. Ervin, Chief Executive Officer and director, and Matthew C. Wallis, DC, Chief Operating Officer and director, pursuant to which the Company borrowed a total of $200,000 from these individuals to be used by the Company to fund its working capital requirement. The borrowings under the notes are unsecured and bear interest at a rate of 10% per annum, with interest deferred through and payable on the maturity date of March 25, 2020. The principal amount and interest were repaid by the Company on March 25, 2020.

On March 25, 2020, the Company entered into a note purchase agreement with Iliad Research & Trading, L.P. (the “Holder”), pursuant to which the Company agreed to issue and sell to the Holder a secured promissory note (the “Note”) in an aggregate initial principal amount of $1,115,000 (the “Initial Principal Amount”), which is payable on or before the date that is 18 months from the issuance date (the “Maturity Date”). The Initial Principal Amount includes an original issue discount of $100,000 and $15,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $1,000,000. Interest on the Note accrues at a rate of 10% per annum and is payable on the Maturity Date or otherwise in accordance with the Note. The Note may be prepaid by the Company (with the payment of a premium), may be required by the Holder to be redeemed by the Company for up to $200,000 per month after the six-month anniversary of the issuance of the Note (subject to certain deferral rights), and is subject to customary events of default (with a default interest rate of up to 22%). The Note transaction documents also give the Holder a right of first refusal to future debt issuances and a right to the first $250,000 of every $1 million of proceeds from future sales of equity by the Company. The Note is secured by the assets of the Company, other than the Company’s owned real property, intellectual property and accounts receivable, pursuant to a security agreement. The Company will use the proceeds of the Note for certain growth initiatives including an IND filing with the FDA.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and interim chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2019. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

(2)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was ineffective as of December 31, 2019 and 2018.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position

Jeffrey S. Ervin	42	Chief Executive Officer and Director

Matthew C. Wallis, DC	46	Chief Operating Officer and Director

Sheri Gardzina, CPA	51	Interim Chief Financial Officer

David Ellwanger	59	Director

George Hampton	50	Director

Gerard Hayden, Jr.	65	Director

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

As our Chief Executive Officer and a director, Mr. Ervin leads the Board and manages our company. Mr. Ervin brings extensive healthcare services industry knowledge and a deep background in growing early stage companies, mergers and acquisitions and capital market activities. His service as the Chief Executive Officer and a director creates a critical link between management and our Board of Directors.

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

Sheri Gardzina, CPA joined our company in November 2017 and serves as our Interim Chief Financial Officer. Prior to joining IMAC, Ms. Gardzina served as the controller or member of the accounting executive team of Smile Direct Club, LLC, a marketer of invisible aligners, from June 2016 to September 2017, Adoration Health, a home health and hospice company, from October 2015 to June 2016, Lattimore, Black, Morgan & Cain, an accounting and consulting firm where she provided temporary chief financial officer services to Peak Health Solutions, from August to September 2015, EB Employee Solutions, LLC, a healthcare self-insurance product developer, from May to December 2014, and Inspiris Inc., a start-up care management company sold to Optum, from November 2003 to May 2014. Ms. Gardzina started her career as an auditor with Ernst & Young, where she worked from October 1994 to August 1997. Ms. Gardzina earned a B.S. degree in business administration and finance from Purdue University and an M.S. in accountancy and M.B.A. from Northeastern University.

David Ellwanger joined our Board of Directors in February 2019. Mr. Ellwanger was the President of Health Plan Operations and Senior Vice President for Development of Intercede Health, a private managed care company, from January 2016 to September 2019. At Intercede Health, Mr. Ellwanger was involved in acquiring and building Medicare Advantage programs. From March 2014 to December 2015, Mr. Ellwanger was the President of Hospital Systems and Physicians for Healthways, the largest population health company in the country at the time. From September 2001 to May 2006, Mr. Ellwanger was the President of HealthSpring, an HMO, PPO and Medicare Advantage plan provider. HealthSpring went public in February 2006 and was eventually sold to CIGNA. From April 1994 to July 1997, Mr. Ellwanger worked for InPhyNet Medical Management, where he ran multiple primary care clinics and PPO accepting full risk capitation from insurance payors. InPhyNet went public in 1994 and was sold to MedPartners in 1996. Mr. Ellwanger began his healthcare career in 1985 with Partners National Health Plans, which eventually was merged into Aetna Health Plans. Mr. Ellwanger earned a B.B.A. degree in finance and financial management services from the University of Georgia.

Mr. Ellwanger has more than 33 years of experience operating insurance companies, physician practices and hospitals. Using this experience, Mr. Ellwanger brings insight to the Board and, in particular, with regard to aligning incentives across constituents for long-term results. Additionally, Mr. Ellwanger was part of several management teams that took companies public, such as HealthSpring and InPhyNet Medical Management. Mr. Ellwanger’s experience and expertise in relevant market areas make him well qualified as a member of our Board of Directors.

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

Mr. Hampton has more than 25 years of experience as a successful executive in the pharmaceutical and biotech field on both a national and international scale including specific expertise in the autoimmune, primary care, orthopedic, diabetes, anti-infectives and cardiovascular spaces, making his input invaluable to our Board of Directors’ discussions.

Gerard Hayden, Jr. joined our Board of Directors in February 2020. Mr. Hayden is an independent consultant engaged with a variety of healthcare businesses. From May 2008 to March 2019, Mr. Hayden was Senior Vice President and Chief Financial Officer for HealthStream, Inc., (NASDAQ: HSTM), a company dedicated to improving patient outcomes through the development of healthcare organizations’ greatest asset: their people. From September 2006 to April 2008, he also served on HealthStream’s Board of Directors and Audit Committee. Prior to HealthStream, from 2007 to 2008, he served as Chief Financial Officer for Medavant Healthcare Solutions. Mr. Hayden received a M.S. degree from Northeastern University and a B.A degree in government and international studies from the University of Notre Dame. Mr. Hayden’s extensive knowledge of finance, accounting and operational matters relevant to the Company’s business makes him well qualified as a member of our Board of Directors.

Mr. Hayden’s nearly ten years of experience as Chief Financial Officer of a Nasdaq-listed company should be helpful as we build broader awareness with Wall Street. Mr. Hayden’s experience and expertise in relevant market areas make him well qualified as a member of our Board of Directors.

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

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Messrs. Ellwanger, Hampton and Hayden, representing a majority of our directors, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq rules. In making these determinations, our board of directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Under Nasdaq rules, the membership of the audit committee is required to consist entirely of independent directors, subject to applicable phase-in periods. The following is a brief description of our committees.

Audit committee. In accordance with our audit committee charter, our audit committee oversees our corporate accounting and financial reporting processes and our internal controls over financial reporting; evaluates the independent public accounting firm’s qualifications, independence and performance; engages and provides for the compensation of the independent public accounting firm; approves the retention of the independent public accounting firm to perform any proposed permissible non-audit services; reviews our consolidated financial statements; reviews our critical accounting policies and estimates and internal controls over financial reporting; and discusses with management and the independent registered public accounting firm the results of the annual audit and the reviews of our quarterly consolidated financial statements. We believe that our audit committee members meet the requirements for financial literacy under the current requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. In addition, the board of directors has determined that David Ellwanger is qualified as an audit committee financial expert within the meaning of SEC regulations. We have made this determination based on information received by our board of directors, including questionnaires provided by the members of our audit committee. The audit committee is composed of Messrs. Ellwanger (Chairman), Hampton and Hayden.

Compensation committee. In accordance with our compensation committee charter, our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of the Chief Executive Officer and other senior officers, evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations. The compensation committee also administers the issuance of stock options and other awards under our equity-based incentive plans. We believe that the composition of our compensation committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The compensation committee is composed of Messrs. Hampton (Chairman) and Hayden.

Nominating and governance committee. In accordance with our nominating and governance committee charter, our nominating and governance committee recommends to the board of directors nominees for election as directors, and meets as necessary to review director candidates and nominees for election as directors; recommends members for each committee of the board; oversee corporate governance standards and compliance with applicable listing and regulatory requirements; develops and recommends to the board governance principles applicable to the company; and oversee the evaluation of the board and its committees. We believe that the composition of our nominating and governance committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The nominating and governance committee is composed of Messrs. Hayden (Chairman) and Hampton.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our equity securities to file reports of ownership and changes in ownership of our securities (Forms 3, 4 and 5) with the SEC. To the best of our knowledge, based solely on a review of the Section 16(a) reports and written statements from executive officers and directors, for the years ended December 31, 2019 and 2018, all required reports of executive officers, directors and holders of more than 10% of our equity securities were filed on time, except for any such reports which may have been filed late due to administrative delays.

Family Relationships

There are no family relationships among our directors and executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended December 31, 2019 and 2018, and (ii) our two other most highly compensated executive officers who received compensation during the years ended December 31, 2019 and 2018 of at least $100,000 and who were executive officers on December 31, 2019 and 2018. We refer to these persons as our “named executive officers” in this prospectus. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period:

Name and Position	Years	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Comp	Non-qualified Deferred Comp	All Other Comp	Total
Jeffrey S. Ervin,	2019	$238,077	-	$606,000	$606,000	-	-	$1,800	$1,451,877
Chief Executive Officer	2018	$177,500	-	-	-	-	-	$24,000	$201,500

Matthew C. Wallis, DC,	2019	$252,269	-	-	-	-	-	$5,000	$257,269
Chief Operating Officer	2018	$6,000	-	-	-	-	-	-	$6,000

D. Anthony Bond,	2019	$100,645	-	-	-	-	-	$500	$101,145
Chief Financial Officer (1)	2018	$209,484	-	-	-	-	-	-	$209,484

Sheri Gardzina,	2019	$160,538	-	$151,500	$151,500	-	-	$1,500	$465,038
Interim Chief Financial Officer (1)	2018	$142,416	-	-	-	-	-	-	$142,416

(1)	Mr. Bond left our company in April 2019, and was replaced by Ms. Gardzina as Interim Chief Financial Officer. Mr. Bond’s prior employment agreement with our company was terminated in connection with his separation from our company.

Employment Agreements

We entered into employment agreements effective October 1, 2018 with Sheri Gardzina and March 1, 2019 with each of Jeffrey Ervin and Matthew Wallis. The employment agreement with Ms. Gardzina extends for a term expiring on December 31, 2020. The employment agreements with Messrs. Ervin and Wallis extend for a term expiring on February 28, 2023.

Pursuant to their employment agreements, Messrs. Ervin and Wallis and Ms. Gardzina have agreed to devote substantially all of their business time, attention and ability, to our business as our Chief Executive Officer, Chief Operating Officer and interim Chief Financial Officer, respectively. The employment agreements provide that Messrs. Ervin and Wallis will receive a base salary during the first year of the agreement at an annual rate of $240,000 and $240,000, respectively, for services rendered in such positions. Under the employment agreements for Messrs. Ervin and Wallis, their annual base salaries are each increased to $254,000, $267,000 and $280,000 during the second, third and fourth years of each agreement, respectively. Ms. Gardzina received a base salary at a rate of $150,000 per year through December 31, 2018, $160,000 for the period of January 1, 2019 through September 30, 2019 and $170,000 for the period of October 1, 2019 through September 30, 2020. In addition, each executive may be entitled to receive, at the sole discretion of our board of directors, cash bonuses based on the executive meeting and exceeding performance goals of the company. Each executive is entitled to participate in our 2018 Incentive Compensation Plan. We have also agreed to pay or reimburse each executive up to $100 per month for the business use of his personal cell phone.

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

In the event of a change of control of our company, Messrs. Ervin and Wallis may terminate their employment within six months after such event and will be entitled to continue to be paid pursuant to the terms of their respective employment agreements.

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

Grants of Plan-Based Awards

As of December 31, 2019, the Company had outstanding stock options to purchase 316,518 shares of its common stock which were granted during the second and third quarter of 2019 as non-qualified stock options to various employees of the Company. These options vest over a period of four years, with 25% vesting in May 2020 and the remaining 75% vesting in equal monthly installments over the following 36 months, are exercisable for a period of ten years, and enable the holders to purchase shares of the Company’s common stock at the exercise price of $4.04. The per-share fair values of these options are $1.87, based on Black-Scholes-Merton pricing model with the following assumptions: a volatility rate of 32.2%, risk free rate of 2.4% and the expected term of 10 years.

On May 21, 2019, the Company granted an aggregate of 277,500 Restricted Stock Units (“RSUs”) to certain employees, executives and Board members, the terms of which vest over various periods between the date of grant and four years following the date of grant. On August 13, 2019, 30,000 shares of common stock were issued pursuant to granted RSUs which had vested as of such date.

Outstanding Equity Awards at December 31, 2019

Mr. Ervin and Ms. Gardzina were awarded 150,000 and 37,500 restricted stock units and 150,000 and 37,500 stock options, respectively, during the year ended December 31, 2019. No stock options or other equity awards were granted to any of our named executive officers during the year ended December 31, 2018, and no such awards were outstanding as of such date.

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2019, including the value of the stock awards.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)
Jeffrey Ervin	5/21/2019	-	150,000	(1)	$4.04	5/21/2029	150,000	(1)	$225,000
Sheri Gardzina	5/21/2019	-	37,500	(1)	$4.04	5/21/2029	37,500	(1)	$56,250

(1)	Four-year vesting with a one year cliff of 25% and monthly thereafter at 1/36 until fully vested

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

Equity Compensation Plan Summary

The following table provides information as of December 31, 2019, relating to our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Equity Grants	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plan approved by security holders (1)	570,050	$2.86	429,950
Equity compensation plans not approved by security holders	-	$-	-
Total	570,050	$2.86	429,950

(1)	Consists solely of the 2018 Incentive Compensation Plan.

Director Compensation

We compensate each non-employee director through annual stock option grants and by paying a cash fee for each board of directors and committee meeting attended. Our directors in 2019, Messrs. Ellwanger, Hampton and Weiland were paid $6,000 each and awarded 30,000 RSUs. Mr. Weiland resigned as a director on February 10, 2020, and Gerard M. Hayden, Jr. was appointed to replace Mr. Weiland on the same date. No compensation was paid to our directors in the years ended December 31, 2018. Our board of directors will review director compensation annually and adjust it according to then current market conditions and good business practices.

Non-Employee Director Compensation Table

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of our Board of Directors for the fiscal year ended December 31, 2019.

Name	Fees Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Comp ($)	Total ($)
David Ellwanger	$6,000	$128,100	-	-	-	-	$134,100
George Hampton	$6,000	$128,100	-	-	-	-	$134,100
Dean Weiland(2)	$6,000	$128,100	-	-	-	-	$134,100

(1)	Represents full fair value at grant date of RSUs granted to our directors, computed in accordance with FASB ASC Topic 718.
(2)	Mr. Weiland resigned as a director on February 10, 2020, and Gerard M. Hayden, Jr. was appointed to replace Mr. Weiland on the same date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 23, 2020 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o IMAC Holdings, Inc., 1605 Westgate Circle, Brentwood, Tennessee 37027.

Percentage of beneficial ownership in the table below is calculated based on 9,835,960 shares of common stock outstanding as of March 23, 2020. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of March 23, 2020. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned

Jeffrey S. Ervin	262,900	2.7%

Matthew C. Wallis, DC	2,151,604	21.9%

Sheri Gardzina	-	*

David Ellwanger	-	*

George Hampton(1)	6,438	*

Gerard Hayden	-	*

Edward S. Bredniak 2008 Grantor Retained Annuity Trust(2)	699,409	7.1%

Edward S. Bredniak Exempt Trust(3)	699,413	7.1%

Jason Brame	686,246	7.0%

All directors and executive officers as a group (6 persons)(4)	2,420,942	24.6%

*	Less than 1% of outstanding shares.

(1)	Includes currently exercisable warrants to purchase 4,292 shares of common stock.

(2)	The beneficiaries of the Edward S. Bredniak 2008 Grantor Retained Annuity Trust (Susan L. Bredniak, trustee) (the “GRAT”) are the grantor’s spouse and descendants. The GRAT’s primary objective is to fund distributions to the grantor’s spouse and children.

(3)	The beneficiaries of the Edward S. Bredniak Exempt Trust (Susan L. Bredniak, trustee) (the “Exempt Trust”) are the grantor’s spouse and descendants. The Exempt Trust has the primary objective of funding distributions to the grantor’s grandchildren and later descendants. The GRAT and the Exempt Trust disclaim beneficial ownership of each other’s shares of common stock. The address of each trust described in footnotes (3) and (4) is 140 Pearl Street, Suite 100, Buffalo, NY 14202.

(4)	Includes currently exercisable warrants to purchase 4,292 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDENPENDENCE

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

BioFirma, LLC. On August 20, 2018, we acquired a 70% ownership position in BioFirma, LLC for $1,000 in cash. On October 1, 2019, the minority interest holder in BioFirma, the former Chief Scientific Officer of our company, Ian White, assigned the remaining 30% ownership interest to us in exchange for the assumption of the liabilities associated with such interest. On December 31, 2019, we completed the sale of substantially all of the assets of BioFirma to Self Care Regeneration LLC for proceeds of $320,800, plus reimbursement of certain expenses, all of which are due to be paid to us no later than June 29, 2020.

Progressive Health and ISDI. In April 2019, we acquired the non-medical assets of, and management agreements for, a regenerative medicine and physical medicine practice operating in three locations in the Chicago, Illinois metropolitan area. In connection with the completion of the acquisition, we also entered into an employment agreement with Dr. Jason Hui, which was effective as of April 19, 2019 and extends for a term expiring on March 31, 2022. Pursuant to his employment agreement, Dr. Hui has agreed to devote substantially all of his business time, attention and ability, to our company as our Executive Vice President of Development. The employment agreement provides that Dr. Hui will receive a base salary at a rate of $350,000 per year through March 31, 2020, a base salary at a rate of $355,000 per year from April 1, 2020 through March 31, 2021 and a base salary at a rate of $360,000 per year for the period of April 1, 2021 through March 31, 2022. In addition, Dr. Hui may be entitled to receive, at the sole discretion of the Company’s board of directors, cash bonuses based on his meeting and exceeding performance goals of the Company. Dr. Hui is entitled to participate in our 2018 Incentive Compensation Plan. We have also agreed to pay or reimburse Dr. Hui up to $100 per month for the business use of his personal cell phone. In addition, Dr. Hui is eligible to receive a bonus of $15,000 related to same store net revenue increase in Chicago in 2019 compared to 2018.

Dr. Hui’s employment agreement also provides for termination by us upon death or disability of the executive (defined as three aggregate months of incapacity during any 12-consecutive month period) or upon conviction of a felony crime of moral turpitude or a material breach of his obligations to us. In the event his employment agreement is terminated by us without cause, Dr. Hui executive will be entitled to compensation for a period of six months. In the event of a change of control of our company, Dr. Hui may terminate his employment within six months after such event and will be entitled to continue to be paid pursuant to the terms of his employment agreement. Dr. Hui’s employment agreement also contains covenants (a) restricting him from engaging in any activities competitive with our business during the term of his employment agreement and one year thereafter, (b) prohibiting him from disclosure of confidential information regarding our company at any time and (c) confirming that all intellectual property developed by him and relating to our company’s business constitutes the Company’s sole and exclusive property.

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

Related Party Transactions

During 2018, we contracted with SpeakLife to provide staff training and patient advocacy services for $99,000 per year. SpeakLife is owned by Mr. Brame. This contract was terminated on September 30, 2018.

During 2018, we contracted with UCI to provide marketing services to chiropractic practitioners and source opportunities to expand chiropractic practices into regenerative medicine for $144,000 per year. UCI is owned by the spouse of Dr. Wallis. This contract was terminated on September 30, 2018.

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

On June 1, 2018, we entered into a note payable to the Edward S. Bredniak Revocable Trust in the amount of up to $2,000,000. An existing note payable with this entity with an outstanding balance of $379,675.60 was combined into the new note payable. The note carries an interest rate of 10% per annum and all outstanding balances are due and payable 13 months after the closing of this offering. On June 28, 2019, we entered into an amendment to this note (the “Amendment”). Among other things, the Amendment provided for the extension of the maturity of the note to January 5, 2021, reduced the principal amount of the note from $2,000,000 to $1,750,000, corrected the name of the lender under the note from The Edward S. Bredniak Revocable Trust u/a dated 8/14/2015 to Edward S. Bredniak, and provided for the payment of any outstanding amounts under the note which exceed $1,750,000 as of the date of the Amendment. The proceeds of this note are being used to satisfy ongoing working capital needs, expenses related to the preparation for our initial public offering, equipment and construction costs related to new clinic locations, and potential business combination and transaction expenses. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

On March 4, 2020, the Company entered into a series of 10% Promissory Notes with two independent directors of the Company, George Hampton and Gerard M. Hayden, Jr., as well as Jeffrey S. Ervin, Chief Executive Officer and director, and Matthew C. Wallis, DC, Chief Operating Officer and director, pursuant to which the Company borrowed a total of $200,000 from these individuals to be used by the Company to fund its working capital requirements. The borrowings under the notes are unsecured and bear interest at a rate of 10% per annum, with interest deferred through and payable on the maturity date. The principal amount is due on the earlier of March 25, 2020 or the date the Company receives cash proceeds of any financing made by the Company exceeding $500,000.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Director Independence

Our Board of Directors has determined that Messrs. Ellwanger, Hampton and Hayden, representing a majority of our directors, are independent directors (as currently defined in Rule 5605(a)(2) of the NASDAQ listing rules). In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed above. The independent directors meet as often as necessary to fulfill their responsibilities, including meeting at least twice annually in executive session without the presence of non-independent directors and management.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In 2018, the Board selected Daszkal Bolton LLP as its independent accountant to audit the registrant’s financial statements. Since they were retained, there have been (1) no disagreements between us and Daszkal Bolton LLP on any matters of accounting principle or practices, financial statement disclosure, or auditing scope or procedures and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K. Daszkal Bolton LLP has not issued any reports on our financial statements during the previous two fiscal years that contained any adverse opinion or a disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principle. In connection with the audit of the 2019 and 2018 financial statements, we entered into an engagement agreement with Daszkal Bolton LLP which sets forth the terms by which Daszkal Bolton LLP has performed audit and related professional services for us. A representative from Daszkal Bolton LLP is expected to be present at the stockholder’s meeting, will be able to make a statement if desired and will be available to respond to questions.

The following table sets forth the aggregate accounting fees paid by us for the year ended December 31, 2019 and the year ended December 31, 2018. The below fees were paid to the firm Daszkal Bolton LLP. All non-audit related services in the table were pre-approved and/or ratified by the Board of Directors prior to our initial public offering or the Audit Committee of our Board of Directors following our initial public offering.

	Year Ended	Year Ended
Type of Fees	December 31, 2019	December 31, 2018
Audit fees	$133,590	$124,467
Audit related fees	23,500	34,006
Tax fees	20,000	20,888
Total	$177,090	$179,361

Types of Fees Explanation

Audit Fees. Audit fees were incurred for accounting services rendered for the audit of our consolidated financial statements for the years ended December 31, 2019 and 2018 and reviews of quarterly consolidated financial statements.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dates as of April 1, 2019, by and among IMAC Holdings Inc., IMAC Management of Illinois, LLC, ISDI Holdings Inc. and Jason Hui (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019 and incorporated herein by reference).

2.2	Amendment to Agreement and Plan of Merger, dated April 19, 2019, by and among IMAC Holdings Inc., IMAC Management of Illinois, LLC, ISDI Holdings, Inc., ISDI Holdings II, Inc., PHR Holdings, Inc., and Jason Hui (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019 and incorporated herein by reference).

3.1	Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2018 and incorporated herein by reference).

3.3	Certificate of Correction of the Certificate of Incorporation of IMAC Holdings, Inc. filed with the Delaware Secretary of State on August 8, 2019 (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2019 and incorporated herein by reference).

3.4	Bylaws of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.2	Form of Common Stock Warrant certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.3	Form of Warrant Agency Agreement between IMAC Holdings, Inc. and Equity Stock Transfer, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.4	Form of Underwriters’ Unit Purchase Option (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 8, 2019 and incorporated herein by reference).

4.5*	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1†	2018 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.2	Form of Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.3	Form of Securities Purchase Agreement between IMAC Holdings, LLC and investors listed therein (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.4	Management Services Agreement between IMAC Holdings, LLC and Integrated Medicine and Chiropractic Regeneration Center PSC (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.5	Unit Purchase Agreement among IMAC Holdings, Inc., IMAC of St. Louis, LLC and certain unitholders of IMAC of St. Louis LLC (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.6	Promissory Note for $1,232,500, dated March 29, 2018, to Independence Bank of Kentucky (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.7	Commercial Line of Credit Agreement, dated May 1, 2018, between Integrated Medicine and Chiropractic Regeneration Center of St. Louis, LLC and Independence Bank of Kentucky (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.8	Promissory Note for $2,000,000, dated June 1, 2018, to Edward S. Bredniak Revocable Trust U/A Dated August 14, 2015 (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.9	Merger Agreement with Clinic Management Associates, LLC (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 3, 2018 and incorporated herein by reference).

10.10	Unit Purchase Agreement for Advantage Hand Therapy (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 3, 2018 and incorporated herein by reference).

10.11	Addendum to Merger Agreement with Clinic Management Associates, LLC (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018 and incorporated herein by reference).

10.12	Addendum to Unit Purchase Agreement among IMAC Holdings, Inc., IMAC of St. Louis, LLC and certain unitholders of IMAC of St. Louis LLC (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018 and incorporated herein by reference).

10.13†	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Jeffrey S. Ervin (filed as Exhibit 10.13 to the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2019 and incorporated herein by reference).

10.14†	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Matthew C. Wallis (filed as Exhibit 10.14 to the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2019 and incorporated herein by reference).

10.15†	Employment Agreement, dated as of April 19, 2019, between IMAC Holdings, Inc. and Jason Hui (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2019 and incorporated herein by reference).

10.16	Amendment to the 10.00% Promissory Note Due December 31, 2019, dated June 28, 2019, by and between IMAC Holdings, Inc. and Edward S. Bredniak (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2019 and incorporated herein by reference).

10.17	Lease, dated as of March 1, 2019, by and between Advantage Therapy, LLC and Sagamore Hill Development Company, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019 and incorporated herein by reference).

10.18	Purchase Agreement, dated as of July 15, 2019, by and between the Company and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2019 and incorporated herein by reference).

10.19	Registration Rights Agreement, dated as of July 15, 2019, by and between the Company and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2019 and incorporated herein by reference).

10.20	Amended and Restated Term Note, dated as of September 19, 2019, made by Progressive Health and Rehabilitation, LTD in favor of PNC Bank, National Association (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019 and incorporated herein by reference).

10.21	Form of 10% Promissory Note issued by IMAC Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2020 and incorporated herein by reference).

10.22†*	Employment Agreement, dated as of October 1, 2018, between IMAC Holdings, Inc. and Sheri Gardzina.

21.1*	List of subsidiaries.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Compensatory plan or agreement.

*	Filed herewith

+	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of IMAC Holdings, Inc. under the Securities and Exchange Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, whether made before or after the date of this 10-K, irrespective of any general incorporation language contained in such filings.

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

IMAC HOLDINGS, INC.

Dated:	March 26, 2020	By:	/s/ Jeffrey S. Ervin
		Name:	Jeffrey S. Ervin
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jeffrey S. Ervin	Director and Chief Executive Officer	March 26, 2020
Jeffrey S. Ervin	(Principal Executive Officer)

/s/ Sheri Gardzina	Interim Chief Financial Officer	March 26, 2020
Sheri Gardzina	(Principal Financial and Accounting Officer)

/s/ Matthew C. Wallis	Director and Chief Operating Officer	March 26, 2020
Matthew C. Wallis

/s/ David Ellwanger	Director	March 26, 2020
David Ellwanger

/s/ George Hampton	Director	March 26, 2020
George Hampton

/s/ Gerard Hayden, Jr.	Director	March 26, 2020
Gerard Hayden, Jr.

