Form 10-Q
period 2020-03-31
IMAC Holdings, Inc.
filed 2020-05-14
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1605 Westgate Circle, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IMAC	NASDAQ Capital Market
Warrants to Purchase Common Stock	IMACW	NASDAQ Capital Market

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

As of May 14, 2020 the registrant had 10,009,098 shares of common stock (par value $0.001 per share) outstanding.

IMAC HOLDINGS, INC.

Important Information Regarding Forward-Looking Statements

Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission on March 26, 2020. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$1,281,940	$373,689
Accounts receivable, net	1,421,131	1,258,325
Deferred compensation, current portion	265,677	312,258
Other assets	572,559	633,303
Total current assets	3,541,307	2,577,575

Property and equipment, net	3,530,767	3,692,009

Other assets:
Goodwill	2,040,696	2,040,696
Intangible assets, net	7,072,302	7,169,072
Deferred equity costs	143,655	170,274
Deferred compensation, net of current portion	422,544	549,563
Security deposits	551,284	499,488
Right of use asset	3,800,997	3,719,401
Total other assets	14,031,478	14,148,494

Total assets	$21,103,552	$20,418,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,278,967	$2,909,666
Patient deposits	292,475	189,691
Notes payable, current portion, net of deferred loan costs	4,089,567	1,422,554
Finance lease obligation, current portion	17,662	17,473
Line of credit	79,961	79,961
Liability to issue common stock, current portion	501,844	421,044
Operating lease liability, current portion	1,024,491	1,025,247
Total current liabilities	9,284,967	6,065,636

Long-term liabilities:
Notes payable, net of current portion	320,352	2,109,065
Finance lease obligation, net of current portion	62,078	66,565
Liability to issue common stock, net of current portion	417,266	578,866
Operating lease liability, net of current portion	3,691,169	3,660,654
Other non-current liabilities	45,000	-

Total liabilities	13,820,832	12,480,786

Stockholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 authorized, nil issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock - $0.001 par value, 30,000,000 authorized, 10,009,098 and 8,913,258 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	10,003	8,907
Additional paid-in capital	21,465,115	20,050,634
Accumulated deficit	(11,775,595)	(10,042,050)
Non-controlling interest	(2,416,803)	(2,080,199)
Total stockholders’ equity	7,282,720	7,937,292

Total liabilities and stockholders’ equity	$21,103,552	$20,418,078

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Patient revenues, net	$3,309,069	$2,769,828

Management fees	12,487	-
Total revenue	3,321,556	2,769,828

Operating expenses:
Patient expenses	379,817	436,129
Salaries and benefits	2,926,150	2,064,623
Share-based compensation	81,084	3,749
Advertising and marketing	241,817	347,016
General and administrative	1,236,138	977,369
Depreciation and amortization	450,495	285,567
Total operating expenses	5,315,501	4,114,453

Operating loss	(1,993,945)	(1,344,625)

Other expenses:
Other expenses	-	(15,955)
Beneficial conversion interest expense	-	(639,159)
Interest expense	(76,204)	(30,671)
Total other expenses	(76,204)	(685,785)

Net loss before income taxes	(2,070,149)	(2,030,410)

Income taxes	-	-

Net loss	(2,070,149)	(2,030,410)

Net loss attributable to the non-controlling interest	336,604	431,223

Net loss attributable to IMAC Holdings, Inc.	$(1,733,545)	$(1,599,187)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.18)	$(0.27)

Weighted average common shares outstanding
Basic and diluted	9,611,252	5,919,856

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Non-
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total

Balance, December 31, 2018	4,553,623	$4,534	$1,233,966	$(1,625,840)	$(3,544,820)	(3,932,160)
Common stock issued for initial public offering proceeds, net of related fees	850,000	850	3,503,314			3,504,164
Issuance of common stock in connection with convertible notes	449,217	449	2,245,636			2,246,085
Issuance of common stock in connection with acquisitions	1,410,183	1,410	7,247,798			7,249,208
Exercise of warrants	9,900	10	49,490			49,500
Net loss				(431,223)	(1,599,187)	(2,030,410)
Balance, March 31, 2019	7,252,923	$7,253	$14,280,204	$(2,057,063)	$(5,144,007)	$7,086,387

	Common Stock		Additional	Non-
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total

Balance, December 31, 2019	8,913,258	$8,907	$20,050,634	$(2,080,199)	$(10,042,050)	7,937,292
Issuance of common stock	1,095,840	1,096	1,376,122			1,377,218
Issuance of employee stock options			38,359			38,359
Net loss				(336,604)	(1,733,545)	(2,070,149)
Balance, March 31, 2020	10,009,098	$10,003	$21,465,115	$(2,416,803)	$(11,775,595)	$7,282,720

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,070,149)	$(2,030,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	450,495	285,567
Beneficial conversion interest expense	-	639,159
Share based compensation	81,084	-
Deferred rent	-	(12,969)
(Increase) decrease in operating assets:
Accounts receivable, net	(141,966)	(361,450)
Other assets	64,120	(230,796)
Security deposits	(51,796)	(3,310)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	408,221	361,428
Patient deposits	102,784	485,392
Lease incentive obligation	-	(26,759)
Net cash used in operating activities	(1,157,207)	(894,149)

Cash flows from investing activities:
Purchase of property and equipment	(7,243)	(42,426)
Acquisition of IMAC Florida (Note 7)	(200,000)	-
Net cash used in investing activities	(207,243)	(42,426)

Cash flows from financing activities:
Proceeds from initial public offering, net of related fees	-	3,839,482
Proceeds from warrants exercised	-	49,500
Proceeds from issuance of common stock	1,403,837	-
Proceeds from notes payable	1,200,000	100,000
Payments on notes payable	(256,838)	(27,053)
Payments of debt issuance costs	(70,000)	-
Payments on line of credit	-	(150,000)
Payments on finance lease obligation	(4,298)	(4,118)
Net cash provided by financing activities	2,272,701	3,807,811

Net increase in cash	908,251	2,871,237

Cash, beginning of period	373,689	194,316

Cash, end of period	$1,281,940	$3,065,553

Supplemental cash flow information:
Interest paid	$27,412	$30,671
Non cash financing and investing:
Debt discount notes payable	$115,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide orthopedic therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. The Company had open two (2) medical clinics located in Tennessee and opened or acquired through management service agreements fourteen (14) medical clinics located in Kentucky, Missouri, Illinois and Florida at March 31, 2020. The Company has partnered with several well-known sports stars such as Ozzie Smith, David Price, Tony Delk and Mike Ditka in opening its medical clinics, with a focus around treating sports injuries.

Effective June 1, 2018, the Company converted from IMAC Holdings, LLC a Kentucky limited liability company to IMAC Holdings, Inc. a Delaware corporation, followed by a reverse stock split in February 2019. These accounting changes have been given retrospective treatment in the condensed consolidated financial statements.

During February 2019, the Company completed an initial public offering (“IPO”) of securities. See Note 13 – Stockholder’s Equity.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC” or the “Commission”). The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2020.

The accompanying condensed consolidated financial statements include the accounts of IMAC Holdings, Inc. (“IMAC Holdings”) and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”), IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”), IMAC Management of Illinois, LLC (“IMAC Illinois”) and IMAC Management of Florida, LLC (“IMAC Florida”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); and the following which prior to June 1, 2018 was held as a minority interest, IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”).

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

In August 2018, the Company acquired 100% of Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”) and 70% of BioFirma LLC (“BioFirma”). Both companies are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity. On October 1, 2019, the Company acquired the 30% of BioFirma’s membership interests which were not previously held by the Company, resulting in the Company owning 100% of the membership interests of BioFirma. Substantially all the assets of BioFirma were sold effective December 31, 2019.

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

In November 2019, IMAC Illinois entered into a management agreement for an occupational and physical therapy practice in Rockford, Illinois. This entity is included in the condensed consolidated financial statements due to control by contract from the date of entry into the management agreement.

In January 2020, the Company consummated an agreement for the acquisition of Chiropractic Health of Southwest Florida, Inc. (“CHSF”) in Bonita Springs, Florida. This entity is included in the condensed consolidated financial statements from the date of acquisition.

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

Revenue Recognition

The Company’s patient service revenue is derived from non-surgical procedures performed at our outpatient medical clinics and patient visits to physicians. The fees for such services are billed either to the patient or a third-party payer, including Medicare. Starting in January 2020, the Company implemented wellness maintenance programs on a subscription basis. There are three membership plans offered with different levels of service for each plan. The Company recognizes service revenues based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments are based upon the payment terms specified in the related contractual agreements. The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts expected to be collected.

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

The Company’s patient revenue consisted of the following as of March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019

Patient revenues	$7,151,942	$7,289,022
Contractual adjustments	(3,842,873)	(4,519,194)
Patient revenue, net	$3,309,069	$2,769,828

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

Fair Value of Financial Instruments

The carrying amount of accounts receivable and accounts payable approximate their respective fair values due to the short- term nature. The carrying amount of the line of credit and note payable approximates fair values due to their market interest rates. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2020 and 2019.

Accounts Receivable

Accounts receivable primarily consists of amounts due from third-party payers (non-governmental), governmental payers and private pay patients and is recorded net of allowances for doubtful accounts and contractual discounts. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. Accordingly, accounts receivable reported in the Company’s condensed consolidated financial statements is recorded at the net amount expected to be received. The Company’s primary collection risks are (i) the risk of overestimation of net revenues at the time of billing that may result in the Company receiving less than the recorded receivable, (ii) the risk of non-payment as a result of commercial insurance companies’ denial of claims, (iii) the risk that patients will fail to remit insurance payments to the Company when the commercial insurance company pays out-of-network claims directly to the patient, (iv) resource and capacity constraints that may prevent the Company from handling the volume of billing and collection issues in a timely manner, (v) the risk that patients do not pay the Company for their self-pay balances (including co-pays, deductibles and any portion of the claim not covered by insurance) and (vi) the risk of non-payment from uninsured patients.

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

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $241,817 and $347,016 for the three months ended March 31, 2020 and 2019, respectively.

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

Income Taxes

Following the Company’s conversion to a Delaware corporation in 2018, IMAC Nashville, IMAC Texas, IMAC St. Louis continued as single-member limited liability companies (wholly owned by the Company) that are disregarded entities for tax purposes and do not file separate returns. Their activity is included as part of IMAC Holdings Inc. Advantage Therapy, IMAC Illinois and IMAC Florida are also disregarded entities for tax purposes. BioFirma was a limited liability company taxed as a partnership. Effective October 1, 2019, BioFirma became wholly owned by IMAC Holdings and is a disregarded entity for tax purposes. IMAC Management is a C-corporation and is included in the consolidated return of IMAC Holdings as a subsidiary.

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the condensed consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At March 31, 2020 and December 31, 2019, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2017 are open and subject to examination by the taxing authorities.

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed consolidated financial statements, the Company has sustained substantial losses from operations since inception and had a deficiency in working capital of approximately $5.7 million at March 31, 2020. The Company had a net loss of approximately $2.1 million at March 31, 2020, and used cash in operations of approximately $1.2 million at March 31, 2020. The Company expects to continue to incur significant expenditures to develop and expand its owned and managed outpatient medical clinics.

Management recognizes that the Company must obtain additional resources to successfully integrate its acquired and managed clinics and implement its business plans. Through March 31, 2020, the Company has received funding in the form of indebtedness and the issuance of common stock. Management plans to continue to raise funds and/or refinance our indebtedness to support our operations in 2020 and beyond. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital and/or refinance indebtedness, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Global Pandemic and Management’s Plans

On January 30, 2020, the World Health Organization (WHO) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spread globally beyond the point of origin. On March 20, 2020 the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of these condensed consolidated financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s combined financial condition, liquidity and future results of operations. Management is actively monitoring the impact of the global situation on its consolidated financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

Note 5 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000. The Company had approximately $802,932 of cash in excess of federally insured limits.

Revenue and Accounts Receivable

As of March 31, 2020 and December 31, 2019, the Company had the following revenue and accounts receivable concentrations:

	March 31, 2020		December 31, 2019
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable
		(Unaudited)
Patient payment	39%	30%	47%	40%
Medicare payment	34%	29%	27%	26%
Insurance payment	27%	41%	26%	34%

Note 6 – Accounts Receivable

The Company’s accounts receivable consisted of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
Gross accounts receivable	$1,450,113	$1,285,228
Less: allowance for doubtful accounts	(28,982)	(26,903)
Accounts receivable, net	$1,421,131	$1,258,325

Note 7 – Business Acquisitions

BioFirma

On August 1, 2018, the Company entered into an agreement to purchase 70% of all outstanding membership units of BioFirma LLC. The purchase price for the interests was $1,000 paid in cash.

The Company has included the financial results of BioFirma in the condensed consolidated financial statements from August 1, 2018, the date of acquisition.

On October 1, 2019, the holder of the 30% of the membership interests of BioFirma and the Company entered into an Assignment and Assumption of Interests of BioFirma LLC, pursuant to which the Company acquired the 30% of BioFirma’s membership interests which were not previously held by the Company, resulting in the Company owning 100% of the membership interests of BioFirma.

On December 31, 2019, the Company and BioFirma consummated the sale of substantially all of BioFirma’s assets pursuant to an asset purchase agreement with Self Care Regeneration LLC for a purchase price of $320,800, plus the assumption of certain of BioFirma’s liabilities, all of which were due to be paid to us no later than March 30, 2020. On March 31, 2020, the due date for the payment of the asset sale purchase price was extended to June 30, 2020.

IMAC Illinois

On April 1, 2019, the Company and its wholly owned subsidiary IMAC Illinois entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of a practice management group that manages three clinics in the Chicago, Illinois area. The acquisition was completed on April 19, 2019. Pursuant to the Merger Agreement, the Company issued 1,002,306 restricted shares of the Company’s common stock (the “Merger Consideration”) valued at approximately $4.1 million. The Company has included the financial results of IMAC Illinois, which controls the three Chicago-area clinics, from April 19, 2019, the date of acquisition.

IMAC Florida

On January 13, 2020, the Company and its wholly owned subsidiary IMAC Florida consummated the acquisition of CHSF, a chiropractic practice in Bonita Springs, Florida. The transaction was completed as a purchase of the practice for $200,000. The Company has included the financial results of IMAC Florida, which controls CHSF, from January 13, 2020, the date of acquisition.

The following table summarizes the fair value of consideration paid and the allocation of purchase price to the fair value of net assets acquired for the business acquisitions since January 1, 2019:

Florida
Property & equipment	$50,358
Intangible assets	128,802
Other assets	20,840
$200,000

Note 8 – Property and Equipment

The Company’s property and equipment consisted of the following at March 31, 2020 and December 31, 2019:

	Estimated
	Useful Life in Years	March 31, 2020	December 31, 2019

Land and building	40 (Building)	$1,175,000	$1,175,000
Leasehold improvements	Shorter of asset or lease term	2,264,798	2,262,398
Equipment	1.5 - 7	2,003,549	1,948,347
Total property and equipment		5,443,347	5,385,745

Less: accumulated depreciation		(1,912,580)	(1,693,736)
Total property and equipment, net		$3,530,767	$3,692,009

Depreciation was $218,843 and $154,881 for the three months ended March 31, 2020 and 2019, respectively.

Note 9 – Intangibles Assets and Goodwill

The Company’s intangible assets and goodwill consisted of the following at March 31, 2020 and December 31, 2019:

		March 31, 2020
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(1,110,849)	$6,829,549
Non-compete agreements	3 years	301,000	(181,889)	119,111
Customer lists	3 years	134,882	(11,240)	123,642
Definite lived assets		8,376,280	(1,303,978)	7,072,302
Goodwill		2,040,696	-	2,040,696
Total intangible assets and goodwill		$10,416,976	$(1,303,978)	$9,112,998

		December 31, 2019
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$8,019,199	$(994,321)	$7,024,878
Non-compete agreements	3 years	301,000	(156,806)	144,194
Definite lived assets		8,320,199	(1,151,127)	7,169,072
Goodwill		2,040,696	-	2,040,696
Total intangible assets and goodwill		$10,360,895	$(1,151,127)	$9,209,768

Amortization was $231,652 and $130,686 for the three months ended March 31, 2020 and 2019, respectively.

The Company’s estimated future amortization of intangible assets was as follows:

Years Ending December 31,

2020 (nine months)	$704,500
2021	882,861
2022	839,000
2023	794,040
2024	794,040
Thereafter	3,057,861
$7,072,302

Note 10 – Operating Leases

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method applied to leases that were in place at January 1, 2019. Results for operating periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 840. The Company’s leases consist of operating leases that mostly relate to real estate rental agreements. Most of the value of the Company’s lease portfolio relates to real estate lease agreements that were entered into starting March 2017.

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

Right of Use Assets

Right of use assets included in the Company’s condensed consolidated balance sheet were as follows:

	March 31, 2020	December 31, 2019

Non-current assets
Right of use assets, net of amortization	$3,800,997	$3,719,401

Total operating lease cost

Individual components of the total lease cost incurred by the Company were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Operating lease expense	$306,632	$211,674

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The Company’s amount of future minimum lease payments under operating leases are as follows:

Operating Leases

Undiscounted future minimum lease payments:
2020 (nine months)	$887,150
2021	1,017,114
2022	1,022,348
2023	939,971
2024	601,468
Thereafter	588,246
Total	5,056,297
Amount representing imputed interest	(340,637)
Total operating lease liability	4,715,660
Current portion of operating lease liability	(1,024,491)
Operating lease liability, non-current	$3,691,169

Note 11 – Line of Credit

Advantage Therapy has a $100,000 line of credit with a financial institution that matures on November 20, 2020. The line accrues interest at a variable rate which is currently 6.0% per annum. The line is secured by substantially all of IMAC Holding’s assets. This line of credit had a balance of $79,961 at March 31, 2020 and December 31, 2019.

Note 12 – Notes Payable

On March 25, 2020, the Company entered into a note purchase agreement with Iliad Research & Trading, L.P. (the “Holder”), pursuant to which the Company agreed to issue and sell to the Holder a secured promissory note (the “Note”) in an aggregate initial principal amount of $1,115,000 (the “Initial Principal Amount”), which is payable on or before the date that is 18 months from the issuance date (the “Maturity Date”). The Initial Principal Amount includes an original issue discount of $100,000 and $15,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $1,000,000. Interest on the Note accrues at a rate of 10% per annum and is payable on the Maturity Date or otherwise in accordance with the Note. The Note may be prepaid by the Company (with the payment of a premium), may be required by the Holder to be redeemed by the Company for up to $200,000 per month after the six-month anniversary of the issuance of the Note (subject to certain deferral rights), and is subject to customary event of default (with a default interest rate of up to 22%). The Note transaction documents also give the Holder a right of first refusal to future debt issuances and a right to the first $250,000 of every $1 million of proceeds from future sales of equity by the Company. The Note is secured by the assets of the Company, other that the Company’s owned real property, intellectual property and accounts receivable, pursuant to a security agreement.

Set forth below is a summary of the Company’s outstanding debt as of:

	March 31,	December 31,
	2020	2019

Note payable to The Edward S. Bredniak Trust in the amount of up to $2,000,000. An existing note payable with this entity in the amount of $379,676 has been combined into the new note payable which carries an interest rate of 10% per annum. The Note was amended in June 2019 and all outstanding balances are due January 5, 2021.	$1,750,000	$1,750,000

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matures on May 15, 2023, and is secured by the personal guarantees of certain Company executives.	92,904	99,628

$1.2 million mortgage loan with a financial institution. The loan agreement was originally for 6-months and carries an interest rate 3.35%. The loan matured in 2019. It is currently due on demand, with interest being paid monthly.	1,232,500	1,232,500

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	90,629	93,652

Note payable to a financial institution in the amount of $200,000 dated May 4, 2016. The note requires 60 monthly installments of $3,881 including principal and interest at 4.25%. The note matures on May 4, 2021, and is secured by the equipment and personal guarantees of certain Company executives.	52,910	63,913

Note payable to an employee in the amount of $101,906 dated March 8, 2017. The note requires payment of five annual installments of $23,350, including principal and interest at 5%. The note matures on December 31, 2021, and is unsecured.	40,000	60,000

$112,800 payable to a landlord of Advantage Therapy, LLC pursuant to a lease dated March 1, 2019. The debt is payable in 60 monthly installments of $2,129, including principal and interest at 5%. The debt matures on June 1, 2024.	97,621	102,744

Note payable to a financial institution in the amount of $140,000, dated September 25, 2019. The note requires 36 consecutive monthly installments of $4,225 including principal and interest at 5.39%. The note matures on September 19, 2022 and is secured by a personal guarantee of the Vice President of Business Development of the Company.	118,217	129,182

Note payable in the amount of $1,115,000, dated March 25, 2020. The note is payable on or before September 25, 2021. The interest on the note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the note.	1,115,000	-

Unamortized debt issuance costs	(179,862)	-

	4,409,919	3,531,619
Less: current portion:	(4,089,567)	(1,422,554)
	$320,352	$2,109,065

Principal maturities of the Company’s notes payable are as follows:

Years Ending December 31,	Amount

2020 (nine months)	$2,073,216
2021	2,127,820
2022	104,186
2023	51,657
2024	27,631
Thereafter	25,409
Total	$4,409,919

Note 13 – Stockholders’ Equity

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

On July 15, 2019, the Company signed a $10 million share purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company. In consideration for entering into the $10 million agreement, the Company issued to Lincoln Park 60,006 shares of Company common stock as a commitment fee. The Purchase Agreement limits our sales of shares of common stock to Lincoln Park to 1,669,359 shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the Purchase Agreement unless (a) stockholder approval is obtained to issue more than such amount or (b) the average price of all applicable sales of our common stock to Lincoln Park under the Purchase Agreement equals or exceeds the lower of (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding July 15, 2019 or (ii) the average of the closing price of our common stock on the Nasdaq Capital Market for the five business days immediately preceding July 15, 2019. As of March 31, 2020, pursuant to the Purchase Agreement, the Company sold an aggregate of 1,602,294 shares of common stock of the Company to Lincoln Park for aggregate proceeds to the Company of $2,424,053 (excluding the 60,006 shares issued to Lincoln Park as a commitment fee).

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

Stock Options

As of March 31, 2020, the Company had issued stock options to purchase 452,872 shares of its common stock as non-qualified stock options to various employees of the Company. These options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months and are exercisable for a period of ten years. Stock based compensation for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The per-share fair values of these options is calculated based on the Black-Scholes-Merton pricing model with the following assumptions: a volatility rate of 32.2%, risk free rate of 2.4% and the expected term of 10 years.

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

Note 14 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 50% of up to 6 % of total compensation for those employees making salary deferrals. The Company made contributions of $19,690 and $7,407 during the three months ended March 31, 2020 and 2019, respectively.

Note 15 – Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Deferred tax benefit at the federal statutory rate	21%
Valuation allowance	-21%
0%

At March 31, 2020, the Company had a net operating loss carryforward of approximately $3.7 million for federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2020. The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

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

Note 17 - Subsequent Events

On April 21, 2020, the Company entered into a loan with Pinnacle Bank as the lender (“Lender”) in an aggregate principal amount of $1,691,520 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The Loan is evidenced by a promissory note (the “PPP Note”) dated April 21, 2020 and matures on April 21, 2022. The PPP Note bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing on November 21, 2020 and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. In order to be entitled to forgiveness, funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent utilities, and interest on other debt obligations under the terms and conditions outlined by the PPP. The Company intends to use all or a significant majority of the Loan amount for the qualifying expenses. The Loan will not be deemed restricted issuance pursuant to the terms of the note purchase agreement entered into by the Company and Iliad Research & Trading, L.P. on March 25, 2020.

In April 2020, the Company received approximately $400,000 from the CARES Act Provider Relief Fund, a federal fund allocated for general distribution to Medicare facilities and providers impacted by the COVID-19 outbreak. Further allocations of funds provided for in the CARES Act may be received in future periods. However, we are not able to estimate the amount of additional funds we may receive. These government payments are currently expected to be recognized in our operations during the second quarter of 2020 and will not be subject to repayment, provided the Company is able to attest to and comply with the terms and conditions of the funding.

Further legislation enacted on April 24, 2020 provides for an additional $75 billion in emergency appropriations to eligible healthcare providers which respond to the COVID-19 outbreak. Recipients will not be required to repay the government for such funds received, provided they comply with the terms and conditions of federal legislation and the rules and regulations promulgated thereunder, which have not yet been finalized.

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

References in this MD&A to “we,” “us,” “our,” “our company,” “our business” and “IMAC Holdings” are to IMAC Holdings, Inc., a Delaware corporation and prior to the Corporate Conversion (defined below), IMAC Holdings, LLC, a Kentucky limited liability company, and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) IMAC Management of Illinois, LLC (“IMAC Illinois”) and IMAC Management of Florida, LLC (“IMAC Florida”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); and the following which prior to June 1, 2018 was held as a minority interest, IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”).

Overview

We are a provider of movement and orthopedic therapies and minimally invasive procedures performed through our regenerative and rehabilitative medical treatments to improve the physical health of our patients at our fast-growing chain of IMAC Regeneration Centers which we own or manage. Our outpatient medical clinics provide conservative, minimally invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our licensed healthcare professionals evaluate each patient and provide a custom treatment plan that integrates traditional medical procedures and innovative regenerative medicine procedures in combination with physical medicine. We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. The original IMAC Regeneration Center opened in Kentucky in August 2000 and remains the flagship location of our current business, which was formally organized in March 2015. To date, we have opened seven, acquired eight and manage one outpatient medical clinics in Kentucky, Missouri, Tennessee, Illinois and Florida, and plan to further expand the reach of our facilities to other strategic locations throughout the United States. We have partnered with several active and former professional athletes, including Ozzie Smith, David Price, Tony Delk and Mike Ditka, in the branding of our IMAC Regeneration Centers. Our outpatient medical clinics emphasize our focus around treating sports and orthopedic injuries as an alternative to traditional surgeries for repair or joint replacement.

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

Impacts of and Response to COVID-19 Outbreak

In March 2020, federal, state and local government authorities issued orders and guidance in order to combat the spread of the COVID-19 outbreak. These actions have required or encouraged our patients to remain at home except for essential activities and may reduce patient visits to our clinics. For example, the governor of Kentucky ordered all chiropractic facilities in the state of Kentucky to close effective March 20, 2020, which caused us to close our Kentucky chiropractic facilities until such order was lifted on May 4, 2020. The full extent and duration of such actions and their impacts over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the COVID-19 outbreak and the extent and effectiveness of containment actions taken.

Our response plan has multiple facets and continues to evolve as the pandemic unfolds. As a precautionary measure, we have taken steps to enhance our operational and financial flexibility to react to the risks the COVID-19 outbreak presents to our business, including the following:

●	Launched telemedicine communications for remote patient engagement;
●	Suspended operations in three Kentucky clinics to comply with government orders until we were allowed to resume operations on May 4, 2020; and
●	Suspended operations at one clinic in Cook County, Illinois to comply with government orders until such order is lifted.

The COVID-19 outbreak appears likely to cause significant economic harm across the United States, and the negative economic conditions that may result in reduced patient demand in our industry. We may experience a material loss of patients, revenue and market share as a result of the suspension of any operations. Initiatives to implement telehealth engagement with patients may not be adopted by existing and new patients. Patient habits may also be altered in the medium to long term. Negative economic conditions, a decrease in our revenue and consequent longer term trends harmful to our business may all exert pressure on our company during the pendency of emergency restrictions on our operations and beyond. Due to such conditions, we terminated the employment of 11% of our employees on March 20, 2020, to reduce costs associated with non-essential personnel. Additional furloughs were conducted through March 31, 2020, resulting in a 19% reduction in staff and company-wide salary reductions of approximately 10%.

We cannot predict with certainty when public health and economic conditions will return to normal. A decline in patient visits and/or the possible suspension of operations mandated in response to the COVID-19 outbreak, and the consequent loss of revenue and cash flow during this period may make it difficult for us to obtain capital necessary to fund our operations.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the condensed consolidated financial statements are prepared. On an ongoing basis, we evaluate our estimates, including those related to insurance adjustments and provisions for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

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

The Company tests goodwill for impairment on an annual basis, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value. No impairments of goodwill were recorded for the three months ended March 31, 2020.

Revenue Recognition

Our patient service revenue is derived from minimally invasive procedures performed at our outpatient medical clinics and patient visits to physicians. The fees for such services are billed either to the patient or a third-party payer, including Medicare. Starting in January 2020, we implemented wellness maintenance programs on a subscription basis. There are three membership plans offered with different levels of service for each plan. We recognize patient service revenue, net of contractual adjustments, which we estimate based on the historical trend of our cash collections and contractual write-offs in the period in which services are performed. Contractual adjustments represent discounts offered for patients serviced within a negotiated third-party payer contract.

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

Income Taxes

IMAC Holdings was taxed as a partnership through May 31, 2018. As a result, income tax liabilities were passed through to the individual members. Accordingly, no provision for income taxes were reflected in the consolidated financial statements for periods prior to May 31, 2018, at which time the Company converted from a limited liability company to a Delaware corporation. Subsequent to the Company converting to a Delaware corporation, IMAC Nashville, IMAC Texas, IMAC St. Louis continued as single-member limited liability companies that are disregarded entities for tax purposes and do not file separate returns. Their activity is included as part of IMAC Holdings Inc. Advantage Therapy, IMAC Illinois and IMAC Florida are also disregarded entities for tax purposes. BioFirma was a limited liability company taxed as a partnership. Effective October 1, 2019, BioFirma became wholly owned by IMAC Holdings and is a disregarded entity for tax purposes. IMAC Management is a C-corporation and is included in the consolidated return of IMAC Holdings as a subsidiary.

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At March 31, 2020 and December 31, 2019, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2017 are open and subject to examination by the taxing authorities.

Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

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

The following table sets forth a summary of IMAC Holdings, Inc.’s statements of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

Patient revenues	$7,151,942	$7,289,022
Contractual adjustments	(3,842,873)	(4,519,194)
Total patient revenue, net	3,309,069	2,769,828

Management fees	12,487	-
Total revenue	3,321,556	2,769,828

Operating expenses:
Patient expenses	379,817	436,129
Salaries and benefits	2,926,150	2,064,623
Share-based compensation	81,084	3,749
Advertising and marketing	241,817	347,016
General and administrative	1,236,138	977,369
Depreciation and amortization	450,495	285,567
Total operating expenses	5,315,501	4,114,453

Operating loss	(1,993,945)	(1,344,626)

Other expense:
Other expenses	-	(15,955)
Beneficial conversion interest expense	-	(639,159)
Interest expense	(76,204)	(30,671)
Total other expenses	(76,204)	(685,785)

Net loss before income taxes	(2,070,149)	(2,030,411)

Income taxes	-	-

Net loss	(2,070,149)	(2,030,411)

Net loss attributable to the non-controlling interest	336,604	431,223

Net loss attributable to IMAC Holdings, Inc.	$(1,733,545)	$(1,599,188)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.18)	$(0.27)

Weighted average common shares outstanding
Basic and diluted	9,611,252	5,919,856

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

See the table below for more information regarding our revenue breakdown by service type.

	Three Months Ended March 31,
	2020	2019

Revenues:
Medical treatments	67%	64%
Physical therapy	30%	33%
Chiropractic care	3%	3%
	100%	100%

Patient service revenues increased 19% to $3.3 million for the three months ended March 31, 2020, compared to $2.8 million for the three months ended March 31, 2019. These increases were primarily due to the 2019 acquisitions of ISDI Holdings II and PHR Holdings. We expect to see a negative impact on patient service revenue due to the COVID-19 outbreak in the quarter, ending June 30, 2020.

Visits to our clinics are an indication of business activity. Visits increased 2% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Visits increased from 30,824 in the three months ended March 31, 2019 to 31,603 in the three months ended March 31, 2020. Charges per visit also increased from $89.86 per visit to $109.54 per visit from March 31, 2019 to March 31, 2020, respectively. We expect to see a negative impact on patient service revenue due to the COVID-19 outbreak in the quarter ending June 30, 2020.

Starting in January 2020, we implemented wellness maintenance programs on a subscription basis. As of March 31, 2020, the following markets had active memberships: 320 memberships at IMAC Management (Kentucky), 32 memberships at IMAC Nashville, 127 memberships at IMAC St. Louis and eight memberships at IMAC Illinois. All active memberships at IMAC Management were paused in April 2020 due to an order of the governor of Kentucky to close all elective care facilities in Kentucky.

Operating Expenses

Operating expenses consist of patient expenses, salaries and benefits, share based compensation, advertising and marketing, general and administrative expenses and depreciation expenses.

Patient expenses. Cost of revenues (patient expense) decreased $56,000 to $380,000 for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, driven by improvements in supply management and changes in the patient mix of services provided.

Salaries and benefits consist of payroll, benefits and related party contracts. Salaries and benefits expenses for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, increased $0.9 million to $2.9 million, which was attributable to our 2019 acquisitions in the Chicago and Rockford, Illinois areas.

Share-based compensation. Share-based compensation increased from $4,000 to $81,000 for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Advertising and marketing. Advertising and marketing expenses decreased $105,000, or 30%, to $242,000 for the three months ended March 31, 2020, as compared to $347,000 for the three months ended March 31, 2019. The decrease was due to reduced marketing spending as a result of the impact of the COVID-19 outbreak on consumer engagement.

General and administrative expense. General and administrative expense (“G&A”) consists of all other costs other than advertising and marketing, salaries and wages, patient expenses and depreciation. G&A increased 26% from $977,000 to $1.2 million in the three months ended March 31, 2020 and 2019, respectively. G&A increase was primarily due to travel, rent, insurance and service fees related to the April 2019 acquisition of the clinics managed by IMAC of Illinois and the January 2020 acquisition of CHSF. The aggregate average monthly rent of our clinics for the three months ended March 31, 2020 and 2019 was $111,200 and $78,200, respectively.

Depreciation and amortization. Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions. Depreciation and amortization increased from $286,000 for the three months ended March 31, 2019 to $450,000 for the three months ended March 31, 2020. The increase in depreciation and amortization expense resulted from the 2019 acquisition of the clinics managed by IMAC of Illinois and the January 2020 acquisition of CHSF.

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

During the three months ended March 31, 2020, net cash used in operations increased to $1.2 million compared to $0.9 million for the three months ended March 31, 2019. This difference was primarily attributable to lower beneficial conversion interest expense during the three months ended March 31, 2019.

Net cash used in investing activities during the three months ended March 31, 2020 and 2019 was $207,000 and $42,000, respectively. This was primarily driven by the acquisition of CHSF in January 2020.

Net cash provided by financing activities during the three months ended March 31, 2020 was $2.3 million, including proceeds from notes payable, net of related fees, which totaled $1.2 million, and proceeds from the issuance of common stock of $1.1 million. Net cash provided by financing activities during the three months ended March 31, 2019 was $3.8 million, including proceeds from our initial public offering, net of related fees.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below.

	March 31, 2020	March 31, 2019
GAAP loss attributable to IMAC Holdings, Inc.	$(1,733,545)	$(1,599,187)
Interest expense	76,204	30,671
Beneficial conversion interest expense	-	639,159
Share-based compensation expense	81,084	3,749
Depreciation and amortization	450,495	285,567
Adjusted EBITDA	$(1,125,762)	$(640,041)

Liquidity and Capital Resources

As of March 31, 2020, we had $1.3 million in cash and deficiency in working capital of $5.7 million. As of December 31, 2019, we had cash of $373,689 and deficiency in working capital of $3.5 million. The increase in working capital deficiency was primarily due to the increase in the current portion of notes payable for 2020.

We believe our cash at March 31, 2020, proceeds from the Iliad Note and offerings of securities anticipated to be made pursuant our effective registration statement on Form S-3, will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months.

As of March 31, 2020, we had approximately $9.2 million in current liabilities. The Iliad Note represents $935,000 of our current liabilities. Of our remaining current liabilities as of March 31, 2020, approximately $1.2 million represents a mortgage on our Lexington, Kentucky property, and $1.8 million owed under the note payable to The Edward S. Bredniak Trust. Lastly, we have approximately $2.1 million in current liabilities outstanding to our vendors and under operating lines of credit, which we have historically paid down in the normal course of our business.

As of March 31, 2020, we had an accumulated deficit of $11.8 million. Prior to our initial public offering, we funded our operations primarily through the sale and issuance of convertible notes, bridge loans, and the use of funds from operations. Accordingly, we anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed or favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current of future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Our independent registered public accounting firm has indicated that our financial condition raises substantial doubt as to our ability to continue as a going concern.

On July 15, 2019, we signed the $10 million Purchase Agreement with Lincoln Park. We also entered into a registration rights agreement (the “Registration Agreement”) with Lincoln Park in which we agreed to file a registration statement related to the transaction with the SEC covering the shares of our common stock that may be issued to Lincoln Park under the Purchase Agreement.

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

As of March 31, 2020, pursuant to the Purchase Agreement, the Company sold an aggregate of 1,602,294 shares of common stock of the Company to Lincoln Park for aggregate proceeds to the Company of $2,424,053 (excluding the 60,006 shares previously issued to Lincoln Park as a commitment fee).

On March 25, 2020, the Company entered into a note purchase agreement with Iliad Research & Trading, L.P., pursuant to which the Company agreed to issue and sell to the Holder a secured promissory note in an aggregate initial principal amount of $1,115,000, which is payable on or before the date that is 18 months from the issuance date. The Initial Principal Amount includes an original issue discount of $100,000 and $15,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $1,000,000. Interest on the Note accrues at a rate of 10% per annum and is payable on the Maturity Date or otherwise in accordance with the Note. The Note may be prepaid by the Company (with the payment of a premium), may be required by the Holder to be redeemed by the Company for up to $200,000 per month after the six-month anniversary of the issuance of the Note (subject to certain deferral rights), and is subject to customary events of default (with a default interest rate of up to 22%). The Note transaction documents also give the Holder a right of first refusal to future debt issuances and a right to the first $250,000 of every $1 million of proceeds from future sales of equity by the Company. The Note is secured by the assets of the Company, other than the Company’s owned real property, intellectual property and accounts receivable, pursuant to a security agreement. The Company will use the proceeds of the Note for certain growth initiatives including an IND filing with the FDA.

Contractual Obligations

The following table summarizes our contractual obligations by period as of March 31, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term obligations	$2,440,412	$2,440,412	$-	$-	$-
Long-term obligations, including interest	2,637,126	-	2,581,149	46,221	9,756
Finance lease obligations, including interest	91,774	16,354	65,417	10,003	-
Operating lease obligations	5,056,297	887,150	2,979,432	901,837	287,878
	$10,225,609	$3,343,916	$5,625,998	$958,061	$297,634

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company did not have any off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2020 and 2019. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and interim chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2020. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2020.

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

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows, and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2019 Annual Report on Form 10-K filed with the SEC on March 26, 2020. There have been no material changes to such risk factors, except as set forth below. The risk factors set forth below supplement, and should be read together with, that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses. We do not believe that there have been any other material additions or changes to the risk factors previously disclosed in our fiscal 2019 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Our business and results of operations will be, and our financial condition may be, impacted by the COVID-19 outbreak and such impact could be materially adverse.

The global spread of the COVID-19 outbreak has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 outbreak impacts our business, operations and financial results is uncertain and will depend on numerous evolving factors that we may be able to accurately predict, including:

●	the duration and scope of the pandemic;
●	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on national and global economic activity;
●	the actions taken in response to economic disruption;
●	the impact of business disruptions and reductions in employment levels on our patients and the resulting impact on their demand for our orthopedic therapies and other medical treatments;
●	the increase in business failures amount suppliers and other businesses with which we collaborate;
●	our patients’ ability to pay for orthopedic therapies and other medical treatments; and
●	our ability to provide our orthopedic therapies and other medical treatments, including as a result of our employees or our patients working remotely and/or closures of our medical clinics.

Any of these factors could cause or contribute to the risks and uncertainties identified in our Annual Report on Form 10-K for the year ended December 31, 2019 and could materially adversely affect our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dates as of April 1, 2019, by and among IMAC Holdings Inc., IMAC Management of Illinois, LLC, ISDI Holdings Inc. and Jason Hui (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019 and incorporated herein by reference).

2.2	Amendment to Agreement and Plan of Merger, dated April 19, 2019, by and among IMAC Holdings Inc., IMAC Management of Illinois, LLC, ISDI Holdings, Inc., ISDI Holdings II, Inc., PHR Holdings, Inc., and Jason Hui (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2019 and incorporated herein by reference).

3.1	Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2018 and incorporated herein by reference).

3.3	Certificate of Correction of the Certificate of Incorporation of IMAC Holdings, Inc. filed with the Delaware Secretary of State on August 8, 2019 (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2019 and incorporated herein by reference).

3.4	Bylaws of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.2	Form of Common Stock Warrant certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.3	Form of Warrant Agency Agreement between IMAC Holdings, Inc. and Equity Stock Transfer, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.4	Form of Underwriters’ Unit Purchase Option (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 8, 2019 and incorporated herein by reference).

10.1	Form of 10% Promissory Note issued by IMAC Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2020 and incorporated herein by reference).

10.2	Note Purchase Agreement, dated March 25, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2020 and incorporated herein by reference).

10.3	Promissory Note, dated March 25, 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2020 and incorporated herein by reference).

10.4	Security Agreement, dated March 25, 2020 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2020 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of IMAC Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAC HOLDINGS, INC.

Date: May 14, 2020	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Executive Officer (Principal Executive Officer, Duly Authorized Officer)

