Form 10-Q
period 2020-06-30
IMAC Holdings, Inc.
filed 2020-08-14
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1605 Westgate Circle, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IMAC	NASDAQ Capital Market
Warrants to Purchase Common Stock	IMACW	NASDAQ Capital Market

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

As of August 14, 2020 the registrant had 11,839,973 shares of common stock (par value $0.001 per share) outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$2,802,769	$373,689
Accounts receivable, net	1,489,872	1,258,325
Deferred compensation, current portion	263,859	312,258
Other assets	336,958	633,303
Total current assets	4,893,458	2,577,575

Property and equipment, net	3,293,992	3,692,009

Other assets:
Goodwill	2,040,696	2,040,696
Intangible assets, net	7,081,218	7,169,072
Deferred equity costs	143,655	170,274
Deferred compensation, net of current portion	356,085	549,563
Security deposits	451,284	499,488
Right of use asset	3,600,198	3,719,401
Total other assets	13,673,136	14,148,494

Total assets	$21,860,586	$20,418,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,543,165	$2,909,666
Patient deposits	351,142	189,691
Notes payable, current portion, net of deferred loan costs	4,471,874	1,422,554
Finance lease obligation, current portion	17,853	17,473
Line of credit	79,961	79,961
Liability to issue common stock, current portion	326,356	421,044
Operating lease liability, current portion	980,967	1,025,247
Total current liabilities	8,771,318	6,065,636

Long-term liabilities:
Notes payable, net of current portion	1,232,677	2,109,065
Finance lease obligation, net of current portion	57,542	66,565
Liability to issue common stock, net of current portion	362,979	578,866
Operating lease liability, net of current portion	3,482,242	3,660,654
Other non-current liabilities	30,000	-

Total liabilities	13,936,758	12,480,786

Stockholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 authorized, nil issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock - $0.001 par value, 30,000,000 authorized, 11,839,973 and 8,913,258 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	11,834	8,907
Additional paid-in capital	24,079,504	20,050,634
Accumulated deficit	(13,806,283)	(10,042,050)
Non-controlling interest	(2,361,227)	(2,080,199)
Total stockholders’ equity	7,923,828	7,937,292

Total liabilities and stockholders’ equity	$21,860,586	$20,418,078

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Patient revenues, net	$2,572,580	$3,756,755	$5,881,649	$6,526,583
Management fees	-	-	12,487	-
Total revenue	2,572,580	3,756,755	5,894,136	6,526,583

Operating expenses:
Patient expenses	405,367	927,778	785,184	1,363,907
Salaries and benefits	2,334,249	2,593,209	5,260,399	4,657,832
Share-based compensation	121,945	171,590	203,029	175,339
Advertising and marketing	174,350	349,328	416,167	696,344
Grant funds	(415,978)	-	(415,978)	-
General and administrative	1,208,457	1,429,822	2,444,595	2,407,191
Depreciation and amortization	453,651	396,989	904,146	682,556
Total operating expenses	4,282,041	5,868,716	9,597,542	9,983,169

Operating loss	(1,709,461)	(2,111,961)	(3,703,406)	(3,456,586)

Other income (expense):
Interest income	39	5	39	5
Other income (expenses)	-	665	-	(15,290)
Beneficial conversion interest expense	-	-	-	(639,159)
Loss on extinguishment of debt	(109,544)	-	(109,544)	-
Loss on disposal of assets	(21,225)	-	(21,225)	-
Interest expense	(134,921)	(85,210)	(211,125)	(115,881)
Total other (expenses)	(265,651)	(84,540)	(341,855)	(770,325)

Net loss before income taxes	(1,975,112)	(2,196,501)	(4,045,261)	(4,226,911)

Income taxes	-	-	-	-

Net loss	(1,975,112)	(2,196,501)	(4,045,261)	(4,226,911)

Net loss (income) attributable to the non-controlling interest	(55,576)	295,733	281,028	726,956

Net loss attributable to IMAC Holdings, Inc.	$(2,030,688)	$(1,900,768)	$(3,764,233)	$(3,499,955)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.20)	$(0.23)	$(0.38)	$(0.50)

Weighted average common shares outstanding
Basic and diluted	10,184,294	8,106,177	9,897,773	7,018,559

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Non-
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total

Balance, December 31, 2018	4,553,623	$4,534	$1,233,966	$(1,625,840)	$(3,544,820)	$(3,932,160)
Common stock issued for initial public offering proceeds, net of related fees	850,000	850	3,503,314	-	-	3,504,164
Issuance of common stock in connection with convertible notes	449,217	449	2,245,636	-	-	2,246,085
Issuance of common stock in connection with acquisitions	1,410,183	1,410	7,247,798	-	-	7,249,208
Exercise of warrants	9,900	10	49,490	-	-	49,500
Net loss	-	-	-	(431,223)	(1,599,187)	(2,030,410)
Balance, March 31, 2019	7,252,923	7,253	14,280,204	(2,057,063)	(5,144,007)	7,086,387
Issuance of common stock in connection with acquisitions	1,002,306	1,002	4,072,436	-	-	4,073,438
Exercise of warrants	61,569	62	307,783	-	-	307,845
Issuance of employee stock options	-	-	16,216	-	-	16,216
Net loss	-	-	-	(295,733)	(1,900,768)	(2,351,875)
Balance, June 30, 2019	8,316,798	$8,317	$18,676,639	$(2,352,796)	$(7,044,775)	$9,287,385

	Common Stock		Additional	Non-
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total

Balance, December 31, 2019	8,913,258	$8,907	$20,050,634	$(2,080,199)	$(10,042,050)	$7,937,292
Issuance of common stock	1,095,840	1,096	1,376,122	-	-	1,377,218
Issuance of employee stock options	-	-	38,359	-	-	38,359
Net loss	-	-	-	(336,604)	(1,733,545)	(2,070,149)
Balance, March 31, 2020	10,009,098	10,003	21,465,115	(2,416,803)	(11,775,595)	7,282,720
Issuance of common stock	1,830,875	1,831	2,576,820	-	-	2,578,651
Issuance of employee stock options	-	-	37,569	-	-	37,569
Net income (loss)	-	-	-	55,576	(2,030,688)	(1,975,112)
Balance, June 30, 2020	11,839,973	$11,834	$24,079,504	$(2,361,227)	$(13,806,283)	$7,923,828

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,045,261)	$(4,226,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	904,146	682,556
Beneficial conversion interest expense	-	639,159
Share based compensation	203,030	175,339
Loss on disposition of assets	(16,577)	-
(Increase) decrease in operating assets:
Accounts receivable, net	(210,707)	(259,712)
Other assets	299,721	(98,685)
Security deposits	48,204	(70,773)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(329,056)	675,820
Patient deposits	161,451	861,409
Lease incentive obligation	-	(57,262)
Net cash used in operating activities	(2,985,049)	(1,679,060)

Cash flows from investing activities:
Purchase of property and equipment	(10,511)	(389,469)
Purchase of license fee	(243,750)	-
Acquisition of IMAC Florida (Note 6)	(200,000)	-
Net cash used in investing activities	(454,261)	(389,469)

Cash flows from financing activities:
Proceeds from initial public offering, net of related fees	-	3,839,482
Proceeds from warrants exercised	-	357,345
Proceeds from issuance of common stock	3,774,617	-
Proceeds from notes payable	2,891,520	100,000
Payments on notes payable	(719,104)	(54,377)
Payments of debt issuance costs	(70,000)	-
Proceeds from line of credit	-	20,000
Payments on line of credit	-	(150,000)
Payments on finance lease obligation	(8,643)	(6,835)
Net cash provided by financing activities	5,868,390	4,105,615

Net increase in cash	2,429,080	2,037,086

Cash, beginning of period	373,689	194,316

Cash, end of period	$2,802,769	$2,231,402

Supplemental cash flow information:
Interest paid	$56,058	$30,671
Non cash financing and investing:
Debt discount notes payable	$115,000	$-
Business acquisition via stock issuance	$-	$3,771,978

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide orthopedic therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. The Company had open two (2) medical clinics located in Tennessee and opened or acquired through management service agreements thirteen (13) medical clinics located in Kentucky, Missouri, Illinois and Florida at June 30, 2020. The Company has partnered with several well-known sports stars such as Ozzie Smith, David Price, Tony Delk and Mike Ditka in opening its medical clinics, with a focus around treating sports injuries.

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

In August 2018, the Company acquired 100% of Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”) and 70% of BioFirma LLC (“BioFirma”). Both companies are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity. On October 1, 2019, the Company acquired the 30% of BioFirma’s membership interests which were not previously held by the Company, resulting in the Company owning 100% of the membership interests of BioFirma. Substantially all the assets of BioFirma were sold effective December 31, 2019; however as of June 30, 2020, the acquirer of the assets had not paid the purchase price and the Company had established a bad debt reserve of 100% of the purchase price.

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

COVID-19 Pandemic

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of these condensed consolidated financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s combined financial condition, liquidity and future results of operations. Management is actively monitoring the impact of the global situation on its consolidated financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020 beyond the results presented in these condensed consolidated financial statements and this quarterly report.

CARES Act

The Company is continuing to closely monitor legislative actions at the federal, state and local levels including the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and other governmental assistance that might be available in response to the COVID-19 pandemic. As part of the CARES Act, the United States government initially announced that it would offer $100 billion of relief to eligible health care providers. On April 7, 2020, Centers for Medicare and Medicaid Services ("CMS") officials indicated they would distribute $30 billion of direct grants to hospitals, ASCs and other health care providers based on how much they bill Medicare. Payments received from these grants are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the grants to reimburse expenses or losses that other sources are obligated to reimburse.

The Company received approximately $416,000 of the grant funds distributed under the CARES Act Provider Relief Fund program during the six months ended June 30, 2020. Based on an analysis of the compliance and reporting requirements and the impact of the COVID-19 pandemic on our operating results through the end of the second quarter, these funds were recognized as a reduction in operating expenses under the caption Grant funds in the condensed consolidated statements of operations for the three- and six- months ended June 30, 2020. The recognition of amounts received is conditioned upon certification that payment will be used to prevent, prepare for and respond to the COVID-19 pandemic and shall reimburse the recipient only for healthcare related expenses or lost revenues that are attributable to the COVID-19 pandemic. Amounts are recognized as a reduction to operating costs and expenses only to the extent the Company is reasonably assured that underlying conditions are met.

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

The Company’s patient revenue consisted of the following for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Patient revenues	$5,595,279	$8,887,819	$12,747,221	$16,176,841
Contractual adjustments	(3,022,699)	(5,131,064)	(6,865,572)	(9,650,258)
Patient revenue, net	$2,572,580	$3,756,755	$5,881,649	$6,526,583

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2020 and December 31, 2019.

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

The Company tests goodwill for impairment on an annual basis, and when events or circumstances indicate the fair value of a reporting unit may be below its carrying value.

Long-Lived Assets

Long-lived assets such as property and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairments of long-lived assets for the years presented.

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $174,350 and $349,328 for the three months ended June 30, 2020 and 2019, respectively and was $416,167 and $696,344 for the six months ended June 30, 2020 and 2019, respectively.

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

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the condensed consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At June 30, 2020 and December 31, 2019, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2017 are open and subject to examination by the taxing authorities.

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed consolidated financial statements, the Company has sustained substantial losses from operations since inception and had a deficiency in working capital of approximately $3.9 million and $3.5 million at June 30, 2020 and December 31, 2019. The Company had a net loss of approximately $3.8 million and $3.5 million at June 30, 2020 and 2019, respectively, and used cash in operations of approximately $3.0 million and $1.7 million at June 30, 2020 and 2019, respectively. The Company expects to continue to incur significant expenditures to develop and expand its owned and managed outpatient medical clinics.

Management recognizes that the Company must obtain additional resources to successfully integrate its acquired and managed clinics and implement its business plans. Through June 30, 2020, the Company has received funding in the form of indebtedness and the issuance of common stock. Management plans to continue to raise funds and/or refinance our indebtedness to support our operations in 2020 and beyond. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital and/or refinance indebtedness, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000. The Company had approximately $1,724,713 of cash in excess of federally insured limits.

Revenue and Accounts Receivable

As of June 30, 2020 and December 31, 2019, the Company had the following revenue and accounts receivable concentrations:

	June 30, 2020		December 31, 2019
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable
	(Unaudited)
Patient payment	33%	29%	47%	40%
Medicare payment	41%	28%	27%	26%
Insurance payment	26%	43%	26%	34%

Note 5 – Accounts Receivable

As of June 30, 2020 and December 31, 2019, the Company’s accounts receivable consisted of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
Gross accounts receivable	$1,518,854	$1,285,228
Less: allowance for doubtful accounts	(28,982)	(26,903)
Accounts receivable, net	$1,489,872	$1,258,325

Note 6 – Business Acquisitions

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

On December 31, 2019, the Company and BioFirma consummated the sale of substantially all of BioFirma’s assets pursuant to an asset purchase agreement with Self Care Regeneration LLC for a purchase price of $320,800, plus the assumption of certain of BioFirma’s liabilities, all of which were due to be paid to us no later than March 30, 2020. On March 31, 2020, the due date for the payment of the asset sale purchase price was extended to June 30, 2020. As of June 30, 2020, the acquirer of the assets had not paid the purchase price and the Company had established a bad debt reserve of 100% of the purchase price.

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

The following table summarizes the fair value of consideration paid and the allocation of purchase price to the fair value of net assets acquired for the acquisition of the IMAC Florida business:

Florida
Property & equipment	$50,358
Customer lists	128,802
Other assets	20,840
$200,000

Note 7 – Property and Equipment

The Company’s property and equipment consisted of the following at June 30, 2020 and December 31, 2019:

	Estimated Useful Life in Years	June 30, 2020	December 31, 2019

Land and building	40 (Building)	$1,175,000	$1,175,000
Leasehold improvements	Shorter of asset or lease term	2,249,673	2,262,398
Equipment	1.5 - 7	1,980,871	1,948,347
Total property and equipment		5,405,544	5,385,745

Less: accumulated depreciation		(2,114,820)	(1,693,736)
		3,290,724	3,692,009
Construction in progress		3,268	-
Total property and equipment, net		$3,293,992	$3,692,009

Depreciation was $218,818 and $173,394 for the three months ended June 30, 2020 and 2019, respectively and $437,661 and $328,276 for the six months ended June 30, 2020 and 2019, respectively.

Note 8 – Intangibles Assets and Goodwill

The Company’s intangible assets and goodwill consisted of the following at June 30, 2020 and December 31, 2019:

		June 30, 2020
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(1,309,360)	$6,631,038
Non-compete agreements	3 years	301,000	(206,972)	94,028
Customer lists	3 years	134,882	(22,480)	112,402
Definite lived assets		8,376,280	(1,538,812)	6,837,468
Research and development		243,750	-	243,750
Goodwill		2,040,696	-	2,040,696
Total intangible assets and goodwill		$10,660,726	$(1,538,812)	$9,121,914

		December 31, 2019
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$8,019,199	$(994,321)	$7,024,878
Non-compete agreements	3 years	301,000	(156,806)	144,194
Definite lived assets		8,320,199	(1,151,127)	7,169,072
Goodwill		2,040,696	-	2,040,696
Total intangible assets and goodwill		$10,360,895	$(1,151,127)	$9,209,768

Amortization was $234,833 and $223,595 for the three months ended June 30, 2020 and 2019, respectively, and $466,485 and $354,280 for the six months ended June 30, 2020 and 2019, respectively.

The Company’s estimated future amortization of intangible assets was as follows:

Years Ending December 31,

2020 (six months)	$469,666
2021	882,861
2022	839,000
2023	794,040
2024	794,040
Thereafter	3,057,861
$6,837,468

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

Right of Use Assets

Right of use assets included in the Company’s condensed consolidated balance sheet were as follows:

	June 30, 2020	December 31, 2019

Non-current assets
Right of use assets, net of amortization	$3,600,198	$3,719,401

Total operating lease cost

Individual components of the total lease cost incurred by the Company were as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Operating lease expense	$618,508	$456,772

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The Company’s amount of future minimum lease payments under operating leases are as follows:

Operating Leases

Undiscounted future minimum lease payments:
2020 (six months)	$577,124
2021	1,035,714
2022	1,030,098
2023	939,971
2024	601,468
Thereafter	588,246
Total	4,772,621
Amount representing imputed interest	(309,412)
Total operating lease liability	4,463,209
Current portion of operating lease liability	(980,967)
Operating lease liability, non-current	$3,482,242

Note 10 – Line of Credit

Advantage Therapy has a $100,000 line of credit with a financial institution that matures on November 20, 2020. The line accrues interest at a variable rate which is currently 6.0% per annum. The line is secured by substantially all of IMAC Holding’s assets. This line of credit had a balance of $79,961 at June 30, 2020 and December 31, 2019.

Note 11 – Notes Payable

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

On April 16, 2020, the Company entered into a loan with Pinnacle Bank as the lender (“Lender”) in an aggregate principal amount of $1,691,520 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The Loan is evidenced by a promissory note (the “PPP Note”) dated April 16, 2020 and matures on April 16, 2022. The PPP Note bears interest at a rate of 1.000% per annum, with the first six months of payments deferred. Principal and interest are payable monthly commencing on November 16, 2020 and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. In order to be entitled to forgiveness, funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent utilities, and interest on other debt obligations under the terms and conditions outlined by the PPP. The Company intends to use all or a significant majority of the Loan amount for the qualifying expenses. The Loan will not be deemed restricted issuance pursuant to the terms of the note purchase agreement entered into by the Company and Iliad Research & Trading, L.P. on March 25, 2020.

Set forth below is a summary of the Company’s outstanding debt as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Note payable to The Edward S. Bredniak Trust in the amount of up to $2,000,000. An existing note payable with this entity in the amount of $379,676 has been combined into the new note payable which carries an interest rate of 10% per annum. The Note was amended in June 2019 and all outstanding balances are due January 5, 2021.	$1,750,000	$1,750,000

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matures on May 15, 2023, and is secured by the personal guarantees of certain Company executives.	86,107	99,628

$1.2 million mortgage loan with a financial institution. The loan agreement was originally for 6-months and carries an interest rate 3.35%. The loan matured in 2019. As of June 30, 2020, it was due on demand, with interest being paid monthly. This mortgage was repaid on July 24, 2020 (see Note 16 below).	1,232,500	1,232,500

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	87,568	93,652

Note payable to a financial institution in the amount of $200,000 dated May 4, 2016. The note requires 60 monthly installments of $3,881 including principal and interest at 4.25%. The note matures on May 4, 2021, and is secured by the equipment and personal guarantees of certain Company executives.	41,788	63,913

Note payable to an employee in the amount of $101,906 dated March 8, 2017. The note requires payment of five annual installments of $23,350, including principal and interest at 5%. The note matures on December 31, 2021, and is unsecured.	40,000	60,000

$112,800 payable to a landlord of Advantage Therapy, LLC pursuant to a lease dated March 1, 2019. The debt is payable in 60 monthly installments of $2,129, including principal and interest at 5%. The debt matures on June 1, 2024.	92,433	102,744

Note payable to a financial institution in the amount of $140,000, dated September 25, 2019. The note requires 36 consecutive monthly installments of $4,225 including principal and interest at 5.39%. The note matures on September 19, 2022 and is secured by a personal guarantee of the Vice President of Business Development of the Company.	107,119	129,182

Note payable to a financial institution in the amount of $1,691,520 dated April 16, 2020. The note requires 18 consecutive monthly installments, commencing on November 16, 2020, of $95,193 including principal and interest at 1.00%. The note matures on April 16, 2022.	1,691,520	-

Note payable in the amount of $1,115,000, dated March 25, 2020. The note is payable on or before September 25, 2021. The interest on the note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the note.	690,000	-

Unamortized debt issuance costs	(114,484)	-

	5,704,551	3,531,619
Less: current portion:	(4,471,874)	(1,422,554)
	$1,232,677	$2,109,065

Principal maturities of the Company’s notes payable are as follows:

Years Ending December 31,	Amount

2020 (six months)	$2,083,113
2021	3,032,557
2022	484,184
2023	51,657
2024	27,631
Thereafter	25,409
Total	$5,704,551

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

On April 19, 2019, the Company consummated the Merger Agreement and issued 1,002,306 shares of its common stock in Merger Consideration.

On July 15, 2019, the Company signed a $10 million share purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company. In consideration for entering into the $10 million agreement, the Company issued to Lincoln Park 60,006 shares of Company common stock as a commitment fee. The Purchase Agreement limits our sales of shares of common stock to Lincoln Park to 1,669,359 shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the Purchase Agreement unless (a) stockholder approval is obtained to issue more than such amount or (b) the average price of all applicable sales of our common stock to Lincoln Park under the Purchase Agreement equals or exceeds the lower of (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding July 15, 2019 or (ii) the average of the closing price of our common stock on the Nasdaq Capital Market for the five business days immediately preceding July 15, 2019. As of June 30, 2020, pursuant to the Purchase Agreement, the Company sold an aggregate of 1,602,294 shares of common stock of the Company to Lincoln Park for aggregate proceeds to the Company of $2,424,053 (excluding the 60,006 shares issued to Lincoln Park as a commitment fee).

On June 18, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional accredited investors (the “Purchasers”) pursuant to which the Company offered for sale to the Purchasers an aggregate of 1,764,000 shares (the “Shares”) of its common stock, in a registered direct offering (the “Registered Direct Offering”). The Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-237455) originally filed with the SEC on March 27, 2020 (as amended, the “Registration Statement”), which was declared effective on April 3, 2020. The purchase price for one Share in the Registered Direct Offering was $1.50, and closing of the Registered Direct Offering occurred on June 22, 2020. The Company received $2.644 million in gross proceeds from the Registered Direct Offering. The Company used approximately $0.5 million of the gross proceeds for the repayment of certain indebtedness, and the remaining proceeds to the Company will be used to finance the costs of developing and acquiring additional outpatient medical clinics as part of the Company’s growth and expansion strategy and for working capital.

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

Stock Options

As of June 30, 2020, the Company had issued stock options to purchase 452,872 shares of its common stock as non-qualified stock options to various employees of the Company. These options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months and are exercisable for a period of ten years. Stock based compensation for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The per-share fair values of these options is calculated based on the Black-Scholes-Merton pricing model with the following assumptions: a volatility rate of 32.2%, risk free rate of 2.4% and the expected term of 10 years.

Restricted Stock Units

On May 21, 2019, the Company granted an aggregate of 277,500 Restricted Stock Units (“RSUs”) to certain employees, executives and directors of the Company, the terms of which vest over various periods between the date of grant and May 21, 2023. On August 13, 2019, 30,000 shares of common stock were issued pursuant to previously granted RSUs which had vested as of such date. On May 21, 2020, the Company granted 10,000 RSUs to a director of the Company, which vested immediately. On June 30, 2020, 66,875 shares of common stock were issued pursuant to previously granted RSUs which had vested as of such date.

Note 13 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 50% of up to 6 % of total compensation for those employees making salary deferrals. The Company made contributions of $20,105 and $13,354 during the three months ended June 30, 2020 and 2019, respectively, and $39,795 and $20,761 during the six months ended June 30, 2020 and 2019, respectively.

Note 14 – Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Deferred tax benefit at the federal statutory rate	21%
Valuation allowance	-21%
0%

At June 30, 2020, the Company had a net operating loss carryforward of approximately $3.7 million for federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at June 30, 2020. The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

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

Note 16 - Subsequent Events

On July 27, 2020, the Company sold real estate located in Lexington, Kentucky in a sale-leaseback transaction for a sale price of $1,300,000. The proceeds from the sale were used to repay a $1,232,000 mortgage owed by the Company. Simultaneous with the sale, the Company also entered a five-year leaseback of the sold property.

In August 2020, the United States Food and Drug Administration (the “FDA”) approved its investigational new drug application. The Company plans to initiate enrollment for a Phase 1 clinical trial, to be conducted over a 12-month period.

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

Significant financial metrics

Significant financial metrics of the Company for the second quarter of 2020 are set forth in the bullets below.

●	Net loss of $2.0 million in the second quarter of 2020 compared to a net loss of $1.9 million in the second quarter of 2019.
●	Adjusted EBITDA[1] of ($1.2 million) in the second quarter of 2020 compared to ($1.2 million) in the second quarter of 2019.
●

Monthly revenues were negatively impacted by COVID-19. Monthly revenues for the second quarter of 2020 compared to the second quarter of 2019 were as follows: approximately $568,000, $828,000 and $1,177,000 in April, May and June of 2020, respectively, compared to $1,057000, $1,361,000 and $1,339,000 in April, May and June of 2019, respectively.

●

The Company had one-time expenses of $160,000 in the second quarter of 2020, consisting of: a pre-payment penalty of $75,000 under the Iliad Note and the increase of bad debt reserve for the sale of BioFirma receivable of $85,000.

(1)

Adjusted EBITDA is a non-GAAP financial measure most closely comparable to the GAAP measure of net loss. See “Reconciliation of Non-GAAP Financial Matters” below for a full reconciliation of the GAAP and non-GAAP measures.

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

Our response plan has multiple facets and continues to evolve as the pandemic unfolds. As a precautionary measure, we have taken steps to enhance our operational and financial flexibility to react to the risks the COVID-19 outbreak presents to our business, including the following:

●	Launched telemedicine communications for remote patient engagement;
●	Suspended operations in three Kentucky clinics to comply with government orders until we were allowed to resume operations on May 4, 2020; and
●	Suspended operations at one clinic in Cook County, Illinois to comply with government orders until such order is lifted. The lease for this clinic expired June 30, 2020 and was not renewed.

The COVID-19 outbreak appears likely to cause significant economic harm across the United States, and the negative economic conditions that may result in reduced patient demand in our industry. We may experience a material loss of patients, revenue and market share as a result of the suspension of any operations. Initiatives to implement telehealth engagement with patients may not be adopted by existing and new patients. Patient habits may also be altered in the medium to long term. Negative economic conditions, a decrease in our revenue and consequent longer term trends harmful to our business may all exert pressure on our company during the pendency of emergency restrictions on our operations and beyond. Due to such conditions, beginning in the month of March 2020 we began to terminate or furlough employees to reduce costs associated with non-essential personnel, which resulted in a 27% reduction in workforce. As of June 30, 2020, 62% of the full and part-time workforce had returned from furlough.

CARES Act

The Company is continuing to closely monitor legislative actions at the federal, state and local levels including the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and other governmental assistance that might be available in response to the COVID-19 pandemic. As part of the CARES Act, the United States government initially announced that it would offer $100 billion of relief to eligible health care providers. On April 7, 2020, Centers for Medicare and Medicaid Services ("CMS") officials indicated they would distribute $30 billion of direct grants to hospitals, ASCs and other health care providers based on how much they bill Medicare. Payments received from these grants are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the grants to reimburse expenses or losses that other sources are obligated to reimburse.

The Company received approximately $416,000 of the grant funds distributed under the CARES Act Provider Relief Fund program during the six months ended June 30, 2020. Based on an analysis of the compliance and reporting requirements and the impact of the COVID-19 pandemic on our operating results through the end of the second quarter, these funds were recognized as a reduction in operating expenses under the caption Grant funds in the condensed consolidated statements of operations for the three- and six- months ended June 30, 2020. The recognition of amounts received is conditioned upon certification that payment will be used to prevent, prepare for and respond to the COVID-19 pandemic and shall reimburse the recipient only for healthcare related expenses or lost revenues that are attributable to the COVID-19 pandemic. Amounts are recognized as a reduction to operating costs and expenses only to the extent the Company is reasonably assured that underlying conditions are met.

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

The Company tests goodwill for impairment on an annual basis, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value. No impairments of goodwill were recorded for the six months ended June 30, 2020.

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

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At June 30, 2020 and December 31, 2019, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2017 are open and subject to examination by the taxing authorities.

Results of Operations for the Three and Six Months Ended June 30, 2020 Compared to the Three and Six Months Ended June 30, 2019

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

Revenues for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020	2019
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$2,510	$3,757
Memberships	63	-
Total revenues	$2,573	$3,757

Revenues for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$5,722	$6,527
Memberships	160	-
Total revenues	$5,882	$6,527

See the table below for more information regarding our revenue breakdown by service type.

	Six Months Ended June 30,
	2020	2019

Revenues:
Medical treatments	66%	57%
Physical therapy	31%	38%
Chiropractic care	3%	5%
	100%	100%

Patient service revenues decreased 32% to $2.6 million for the three months ended June 30, 2020, compared to $3.8 million for the three months ended June 30, 2019. This decrease was primarily due to the impact of COVID-19. April 2020 was greatly impacted by COVID-19 due to the temporary closing of our Kentucky offices from March 20, 2020 to May 4, 2020 and an overall decrease in services in other markets due to COVID-19. Patient service revenues decreased 10% to $5.9 million for the six months ended June 30, 2020, compared to $6.5 million for the six months ended June 30, 2019. This decrease is attributable to the IMAC Chicago and IMAC Florida acquisitions that occurred in April 2019 and January 2020, respectively, along with the impact of COVID-19.

See table below for monthly patient revenue as a percent of second quarter patient revenue for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

	Patient Revenues by Month
	April		May		June		Total

2020	$568,000	22%	$828,000	32%	$1,177,000	46%	$2,573,000	100%
2019	$1,057,000	28%	$1,361,000	36%	$1,339,000	36%	$3,757,000	100%

Visits to our clinics are an indication of business activity. Visits decreased 25% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Visits decreased from 35,225 in the three months ended June 30, 2019 to 26,335 in the three months ended June 30, 2020. This decrease is a direct impact of COVID-19 on the clinics.

Starting in January 2020, we implemented wellness maintenance programs on a subscription basis. As of June 30, 2020, there were 637 active memberships. All active memberships at our Kentucky locations were paused in April 2020 due to an order of the governor of Kentucky to close all elective care facilities in Kentucky. Therefore, similar to visits, there was a significant decrease in memberships in April 2020, followed by an increase in memberships of 48% in June 2020, for a total of 637 active memberships. The average number of active members in the second quarter of 2020 was 511 compared to 343 for the average number of members in the first quarter of 2020.

Operating Expenses

Operating expenses consist of patient expenses, salaries and benefits, share based compensation, advertising and marketing, general and administrative expenses and depreciation expenses.

Patient expenses consist of medical supplies for services rendered.

Patient Expenses	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$405,000	$928,000	$(523,000)	(56)%
Six Months Ended June 30	785,000	1,364,000	(579,000)	(42)%

Cost of revenues (patient expense) decreased for the three and six months ended June 30, 2020 as compared to June 30, 2019. This decrease was driven by the decrease in patient visits due to COVID-19, improvements in supply management and changes in the patient mix of services provided.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and Benefits	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$2,334,000	$2,593,000	$(259,000)	(10)%
Six Months Ended June 30	5,260,000	4,658,000	602,000	13%

Salaries and benefits expenses for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, decreased due to the reduction in workforce as a result of closure of our clinics due to COVID-19. For the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, salaries and benefits expenses increased due to our April 2019 acquisition of clinics in the Chicago, Illinois areas.

Share-based compensation consists of the value of equity incentive grants issued to employees, directors and board members which have vested during the period.

Share-based Compensation	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$122,000	$172,000	$(50,000)	(29)%
Six Months Ended June 30	203,000	175,000	28,000	16%

Share-based compensation decreased from $172,000 to $122,000 for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.

Advertising and marketing consist of marketing, business promotion and brand recognition.

Advertising and Marketing	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$174,000	$349,000	$(175,000)	(50)%
Six Months Ended June 30	416,000	696,000	(280,000)	(40)%

Advertising and marketing expenses decreased for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019. The decrease was due to reduced marketing spending as a result of the impact of the COVID-19 outbreak on consumer engagement.

General and administrative expense (“G&A”) consist of all other costs than advertising and marketing, salaries and benefits, patient expenses and depreciation.

General and Administrative	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$1,208,000	$1,430,000	$(222,000)	(16)%
Six Months Ended June 30	2,445,000	2,407,000	38,000	2%

G&A decreased in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. In the second quarter of 2019 there was a significant amount of travel expenses with the acquisition of IMAC Chicago in April 2019, compared to the second quarter of 2020 that had a limited amount of travel due to COVID-19. There was also a decrease in overall G&A expenses during the second quarter of 2020 due to the temporary closing of 4 clinics due to COVID-19 and lower volume of patient visits. For the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, G&A is comparable. G&A in the first quarter of 2020 had an increase of $259,000 compared to the first quarter of 2019, which was a result of the acquisitions of IMAC Chicago in April 2019 and IMAC Florida in January 2020. As mentioned above, the second quarter of 2020 then had a decrease of $222,000 in G&A compared to the second quarter of 2019. Together, these changes resulted in the first six months of 2020 and 2019 having comparable G&A.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Depreciation and Amortization	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$454,000	$397,000	$57,000	14%
Six Months Ended June 30,	904,000	683,000	221,000	32%

Depreciation and amortization increased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2020. The increase in depreciation and amortization expense resulted from the 2019 acquisition of the clinics managed by IMAC of Illinois and the January 2020 acquisition of CHSF.

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

During the six months ended June 30, 2020, net cash used in operations increased to $3.0 million compared to $1.7 million for the six months ended June 30, 2019. This difference was primarily attributable to the change in accounts payable and accrued expenses during the six months ended June 30, 2020.

Net cash used in investing activities during the six months ended June 30, 2020 and 2019 was $454,000 and $389,000, respectively. This was primarily driven by the acquisition of CHSF in January 2020 and the acquisition of the proprietary license fee.

Net cash provided by financing activities during the six months ended June 30, 2020 was $5.9 million, including proceeds from notes payable, net of related fees, which totaled $2.9 million, and proceeds from the issuance of common stock of $3.8 million. Net cash provided by financing activities during the six months ended June 30, 2019 was $4.1 million, including proceeds from our initial public offering, net of related fees.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
GAAP loss attributable to IMAC Holdings, Inc.	$(2,030,688)	$(1,900,768)	$(3,764,233)	$(3,499,955)
Interest income	(39)	(5)	(39)	(5)
Interest expense	134,921	85,210	211,125	115,881
Beneficial conversion interest expense	-	-	-	639,159
Share-based compensation expense	121,945	171,590	203,029	175,339
Depreciation and amortization	453,651	396,989	904,146	682,556
Loss on extinguishment of debt	109,544	-	109,544	-
Loss on sale of assets	21,225	-	21,225	-
Adjusted EBITDA	$(1,189,441)	$(1,246,984)	$(2,315,203)	$(1,887,025)

Liquidity and Capital Resources

As of June 30, 2020, we had $2.8 million in cash and deficiency in working capital of $3.9 million. As of December 31, 2019, we had cash of $373,689 and deficiency in working capital of $3.5 million. The increase in working capital deficiency was primarily due to the increase in the current portion of notes payable, which accounted for $1.4 million in the notes payable balance as of June 30, 2020.

We believe our cash at June 30, 2020, including proceeds from the Iliad Note, PPP Note and the Registered Direct Offering, will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months.

As of June 30, 2020, we had approximately $8.8 million in current liabilities. The Iliad Note represents $576,000 and the PPP Note represents $744,000 of our current liabilities. Of our remaining current liabilities as of June 30, 2020, approximately $1.2 million was represented by a mortgage on our Lexington, Kentucky property (which was subsequently repaid on July 24, 2020), and $1.8 million owed under the note payable to The Edward S. Bredniak Trust. Lastly, we have approximately $1.4 million in current liabilities outstanding to our vendors and under operating lines of credit, which we have historically paid down in the normal course of our business.

As of June 30, 2020, we had an accumulated deficit of $13.8 million. Prior to our initial public offering, we funded our operations primarily through the sale and issuance of convertible notes, bridge loans, and the use of funds from operations. Accordingly, we anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed or favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current of future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Our independent registered public accounting firm has indicated that our financial condition raises substantial doubt as to our ability to continue as a going concern.

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

As of June 30, 2020, pursuant to the Purchase Agreement, the Company sold an aggregate of 1,602,294 shares of common stock of the Company to Lincoln Park for aggregate proceeds to the Company of $2,424,053 (excluding the 60,006 shares previously issued to Lincoln Park as a commitment fee).

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

On June 18, 2020, the Company entered into the Securities Purchase Agreement with institutional accredited investors pursuant to which the Company offered for sale to the Purchasers an aggregate of 1,764,000 shares of its common stock in a registered direct offering. The Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-237455) originally filed with the SEC on March 27, 2020 and declared effective on April 3, 2020. The purchase price for one Share in the Registered Direct Offering was $1.50, and closing of the Registered Direct Offering occurred on June 22, 2020. The Company received $2.644 million in gross proceeds from the Registered Direct Offering. The Company used approximately $0.5 million of the gross proceeds for the repayment of certain indebtedness, and the remaining proceeds to the Company will be used to finance the costs of developing and acquiring additional outpatient medical clinics as part of the Company’s growth and expansion strategy and for working capital.

Contractual Obligations

The following table summarizes our contractual obligations by period as of June 30, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term obligations	$2,544,499	$2,544,499	$-	$-	$-
Long-term obligations, including interest	3,661,888	-	3,605,911	46,221	9,756
Finance lease obligations, including interest	86,323	10,903	65,417	10,003	-
Operating lease obligations	4,772,622	577,124	3,005,782	901,837	287,878
	$11,065,331	$3,132,526	$6,677,110	$958,061	$297,634

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company did not have any off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2020 and 2019. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and interim chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2020. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2020.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dates as of April 1, 2019, by and among IMAC Holdings Inc., IMAC Management of Illinois, LLC, ISDI Holdings Inc. and Jason Hui (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019 and incorporated herein by reference).

2.2	Amendment to Agreement and Plan of Merger, dated April 19, 2019, by and among IMAC Holdings Inc., IMAC Management of Illinois, LLC, ISDI Holdings, Inc., ISDI Holdings II, Inc., PHR Holdings, Inc., and Jason Hui (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2019 and incorporated herein by reference).

3.1	Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2018 and incorporated herein by reference).

3.3	Certificate of Correction of the Certificate of Incorporation of IMAC Holdings, Inc. filed with the Delaware Secretary of State on August 8, 2019 (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2019 and incorporated herein by reference).

3.4	Bylaws of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.2	Form of Common Stock Warrant certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.3	Form of Warrant Agency Agreement between IMAC Holdings, Inc. and Equity Stock Transfer, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.4	Form of Underwriters’ Unit Purchase Option (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 8, 2019 and incorporated herein by reference).

10.1	Contract of Purchase and Sale, dated June 5, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2020 and incorporated herein by reference).

10.2	Form of lease for Lexington, Kentucky location (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2020 and incorporated herein by reference).

10.3	Form of Securities Purchase Agreement dated June 18, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2020 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of IMAC Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAC HOLDINGS, INC.

Date: August 14, 2020	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Executive Officer (Principal Executive Officer, Duly Authorized Officer)

