Form 10-Q
period 2020-09-30
IMAC Holdings, Inc.
filed 2020-11-12
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1605 Westgate Circle, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IMAC	NASDAQ Capital Market
Warrants to Purchase Common Stock	IMACW	NASDAQ Capital Market

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

As of November 12, 2020 the registrant had 11,839,972 shares of common stock (par value $0.001 per share) outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$1,664,304	$373,689
Accounts receivable, net	1,433,457	1,258,325
Deferred compensation, current portion	241,946	312,258
Other assets	452,741	633,303
Total current assets	3,792,448	2,577,575

Property and equipment, net	1,861,879	3,692,009

Other assets:
Goodwill	2,040,696	2,040,696
Intangible assets, net	6,846,385	7,169,072
Deferred equity costs	143,655	170,274
Deferred compensation, net of current portion	310,006	549,563
Security deposits	413,407	499,488
Right of use asset	3,965,755	3,719,401
Total other assets	13,719,904	14,148,494

Total assets	$19,374,231	$20,418,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,367,438	$2,909,666
Patient deposits	373,678	189,691
Notes payable, current portion, net of deferred loan costs	1,839,306	1,422,554
Finance lease obligation, current portion	18,047	17,473
Line of credit	79,961	79,961
Liability to issue common stock, current portion	310,575	421,044
Operating lease liability, current portion	1,051,964	1,025,247
Total current liabilities	6,040,969	6,065,636

Long-term liabilities:
Notes payable, net of current portion	2,671,333	2,109,065
Finance lease obligation, net of current portion	52,957	66,565
Liability to issue common stock, net of current portion	378,760	578,866
Operating lease liability, net of current portion	3,723,398	3,660,654
Other non-current liabilities	15,000	-

Total liabilities	12,882,417	12,480,786

Stockholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 authorized, nil issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Common stock - $0.001 par value, 30,000,000 authorized, 11,839,972 and 8,913,258 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	11,834	8,907
Additional paid-in capital	24,119,889	20,050,634
Accumulated deficit	(15,235,941)	(10,042,050)
Non-controlling interest	(2,403,968)	(2,080,199)
Total stockholders’ equity	6,491,814	7,937,292

Total liabilities and stockholders’ equity	$19,374,231	$20,418,078

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Patient revenues, net	$3,477,841	$4,355,904	$9,359,490	$10,882,487
Management fees	-	-	12,487	-
Total revenue	3,477,841	4,355,904	9,371,977	10,882,487

Operating expenses:
Patient expenses	428,615	950,517	1,213,799	2,314,424
Salaries and benefits	2,622,266	2,878,391	7,882,665	7,536,223
Share-based compensation	108,377	112,959	311,406	288,298
Advertising and marketing	234,694	317,800	650,861	1,014,144
Grant funds	-	-	(415,978)	-
General and administrative	961,521	1,311,315	3,406,116	3,718,506
Depreciation and amortization	430,121	422,405	1,334,267	1,104,961
Total operating expenses	4,785,594	5,993,387	14,383,136	15,976,556

Operating loss	(1,307,753)	(1,637,483)	(5,011,159)	(5,094,069)

Other income (expense):
Interest income	6,028	120	6,067	125
Other income (expenses)	6	(94)	6	(15,384)
Beneficial conversion interest expense	-	-	-	(639,159)
Gain (loss) on extinguishment of debt	9,783	-	(99,761)	-
Loss on disposal of assets	(39,047)	-	(60,272)	-
Interest expense	(141,416)	(74,456)	(352,541)	(190,337)
Total other (expenses)	(164,646)	(74,430)	(506,501)	(844,755)

Net loss before income taxes	(1,472,399)	(1,711,913)	(5,517,660)	(5,938,824)

Income taxes	-	-	-	-

Net loss	(1,472,399)	(1,711,913)	(5,517,660)	(5,938,824)

Net loss attributable to the non-controlling interest	42,741	162,951	323,769	889,907

Net loss attributable to IMAC Holdings, Inc.	$(1,429,658)	$(1,548,962)	$(5,193,891)	$(5,048,917)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.12)	$(0.19)	$(0.49)	$(0.68)

Weighted average common shares outstanding
Basic and diluted	11,839,972	8,366,287	10,549,899	7,472,738

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Non-
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total

Balance, December 31, 2018	4,533,623	$4,534	$1,233,966	$(1,625,840)	$(3,544,820)	$(3,932,160)
Common stock issued for initial public offering proceeds, net of related fees	850,000	850	3,503,314	-	-	3,504,164
Issuance of common stock in connection with convertible notes	449,217	449	2,245,636	-	-	2,246,085
Issuance of common stock in connection with acquisitions	1,410,183	1,410	7,247,798	-	-	7,249,208
Exercise of warrants	9,900	10	49,490	-	-	49,500
Net loss	-	-	-	(431,223)	(1,599,187)	(2,030,410)
Balance, March 31, 2019	7,252,923	7,253	14,280,204	(2,057,063)	(5,144,007)	7,086,387
Issuance of common stock in connection with acquisitions	1,002,306	1,002	4,072,436	-	-	4,073,438
Exercise of warrants	61,569	62	307,783	-	-	307,845
Issuance of employee stock options	-	-	16,216	-	-	16,216
Net loss	-	-	-	(295,733)	(1,900,768)	(2,196,501)
Balance, June 30, 2019	8,316,798	8,317	18,676,639	(2,352,796)	(7,044,775)	9,287,385
Issuance of common stock	133,297	133	150,652	-	-	150,785
Issuance of employee stock options	-	-	35,963	-	-	35,963
Net loss	-	-	-	(162,951)	(1,548,962)	(1,711,913)
Balance, September 30, 2019	8,450,095	$8,450	$18,863,254	$(2,515,747)	$(8,593,737)	$7,762,220

	Common Stock		Additional	Non-
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total

Balance, December 31, 2019	8,913,257	$8,907	$20,050,634	$(2,080,199)	$(10,042,050)	$7,937,292
Issuance of common stock	1,095,840	1,096	1,376,122	-	-	1,377,218
Issuance of employee stock options	-	-	38,359	-	-	38,359
Net loss	-	-	-	(336,604)	(1,733,545)	(2,070,149)
Balance, March 31, 2020	10,009,097	10,003	21,465,115	(2,416,803)	(11,775,595)	7,282,720
Issuance of common stock	1,830,875	1,831	2,576,820	-	-	2,578,651
Issuance of employee stock options	-	-	37,569	-	-	37,569
Net income (loss)	-	-	-	55,576	(2,030,688)	(1,975,112)
Balance, June 30, 2020	11,839,972	11,834	24,079,504	(2,361,227)	(13,806,283)	7,923,828
Issuance of employee stock options	-	-	40,385	-	-	40,385
Net loss	-	-	-	(42,741)	(1,429,658)	(1,472,399)
Balance, September 30, 2020	11,839,972	$11,834	$24,119,889	$(2,403,968)	$(15,235,941)	$6,491,814

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,517,660)	$(5,938,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,334,267	1,104,961
Beneficial conversion interest expense	-	639,159
Share based compensation	311,406	288,298
Loss on disposition of assets	1,959	-
Non cash expense	-	150,785
(Increase) decrease in operating assets:
Accounts receivable, net	(154,292)	64,046
Other assets	251,976	(53,450)
Security deposits	86,081	(59,966)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(518,074)	736,704
Patient deposits	183,987	358,906
Lease incentive obligation	-	(85,894)
Net cash used in operating activities	(4,020,350)	(2,795,275)

Cash flows from investing activities:
Purchase of property and equipment	(52,626)	(688,312)
Purchase of license fee	(243,750)	-
Acquisition of IMAC Florida (Note 6)	(200,000)	-
Net cash used in investing activities	(496,376)	(688,312)

Cash flows from financing activities:
Proceeds from initial public offering, net of related fees	-	3,839,482
Proceeds from warrants exercised	-	357,345
Proceeds from issuance of common stock	3,736,613	-
Proceeds from notes payable	2,891,520	212,800
Payments on notes payable	(737,758)	(86,958)
Payments of debt issuance costs	(70,000)	-
Proceeds from line of credit	-	20,000
Payments on line of credit	-	(300,000)
Payments on finance lease obligation	(13,034)	(12,487)
Net cash provided by financing activities	5,807,341	4,030,182

Net increase in cash	1,290,615	546,595

Cash, beginning of period	373,689	194,316

Cash, end of period	$1,664,304	$740,911

Supplemental cash flow information:
Interest paid	$63,152	$97,147
Taxes paid	-	$18,533
Non cash financing and investing:
Debt discount notes payable	$115,000	$-
Debt payment by sale of property and equipment	$1,232,500	$-
Business acquisition via stock issuance	$-	$3,771,978

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide orthopedic therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. The Company had open two (2) medical clinics located in Tennessee and opened or acquired through management service agreements thirteen (13) medical clinics located in Kentucky, Missouri, Illinois and Florida at September 30, 2020. The Company has partnered with several well-known sports stars such as Ozzie Smith, David Price, Tony Delk and Mike Ditka in opening its medical clinics, with a focus around treating sports injuries.

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

In August 2018, the Company acquired 100% of Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”) and 70% of BioFirma LLC (“BioFirma”). Both companies are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity. On October 1, 2019, the Company acquired the 30% of BioFirma’s membership interests which were not previously held by the Company, resulting in the Company owning 100% of the membership interests of BioFirma. Substantially all the assets of BioFirma were sold effective December 31, 2019; however as of September 30, 2020, the acquirer of the assets had paid $10,000 in cash and gave the Company medical supplies valued at $27,500 as a payment in-kind. The Company has established a bad debt reserve of 100% of the remaining selling price, $312,000.

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

CARES Act

The Company is continuing to closely monitor legislative actions at the federal, state and local levels including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and other governmental assistance that might be available in response to the COVID-19 pandemic. As part of the CARES Act, the United States government initially announced that it would offer $100 billion of relief to eligible health care providers. On April 7, 2020, Centers for Medicare and Medicaid Services (“CMS”) officials indicated they would distribute $30 billion of direct grants to hospitals, ASCs and other health care providers based on how much they bill Medicare. Payments received from these grants are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the grants to reimburse expenses or losses that other sources are obligated to reimburse.

The Company received approximately $416,000 of the grant funds distributed under the CARES Act Provider Relief Fund program in April 2020. Based on an analysis of the compliance and reporting requirements and the impact of the COVID-19 pandemic on our operating results through the end of the third quarter, these funds were recognized as a reduction in operating expenses under the line item “Grant funds” in the condensed consolidated statements of operations for the nine months ended September 30, 2020. The recognition of amounts received is conditioned upon certification that payment will be used to prevent, prepare for and respond to the COVID-19 pandemic and shall reimburse the recipient only for healthcare related expenses or lost revenues that are attributable to the COVID-19 pandemic. Amounts are recognized as a reduction to operating costs and expenses only to the extent the Company is reasonably assured that underlying conditions are met.

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

The Company’s patient revenue consisted of the following for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Patient revenues	$8,191,160	$8,712,495	$20,938,380	$24,889,336
Contractual adjustments	(4,713,319)	(4,356,591)	(11,578,890)	(14,006,849)
Patient revenue, net	$3,477,841	$4,355,904	$9,359,490	$10,882,487

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2020 and December 31, 2019.

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

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $234,694 and $317,800 for the three months ended September 30, 2020 and 2019, respectively and was $650,861 and $1,014,144 for the nine months ended September 30, 2020 and 2019, respectively.

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

Income Taxes

Following the Company’s conversion to a Delaware corporation in 2018, IMAC Nashville, IMAC Texas, IMAC St. Louis continued as single-member limited liability companies (wholly owned by the Company) that are disregarded entities for tax purposes and do not file separate returns. Their activity is included as part of IMAC Holdings Inc. Advantage Therapy, IMAC Illinois and IMAC Florida are also disregarded entities for tax purposes. BioFirma was a limited liability company taxed as a partnership. Effective October 1, 2019 until its disposal on December 31, 2019, BioFirma was a disregarded entity for tax purposes. IMAC Management is a C-corporation and is included in the consolidated return of IMAC Holdings as a subsidiary.

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the condensed consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At September 30, 2020 and December 31, 2019, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2017 are open and subject to examination by the taxing authorities.

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed consolidated financial statements, the Company has sustained substantial losses from operations since inception and had a deficiency in working capital of approximately $2.2 million and $3.5 million at September 30, 2020 and December 31, 2019. The Company had a net loss of approximately $5.2 million and $5.0 million at September 30, 2020 and 2019, respectively, and used cash in operations of approximately $4.0 million and $2.8 million at September 30, 2020 and 2019, respectively. The Company expects to continue to incur significant expenditures to develop and expand its owned and managed outpatient medical clinics.

Management recognizes that the Company must obtain additional resources to successfully integrate its acquired and managed clinics and implement its business plans. Through September 30, 2020, the Company has received funding in the form of indebtedness and the issuance of common stock. Management plans to continue to raise funds and/or refinance our indebtedness to support our operations in 2020 and beyond. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital and/or refinance indebtedness, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000. As of September 30, 2020, the Company had approximately $150,956 of cash in excess of federally insured limits.

Revenue and Accounts Receivable

As of September 30, 2020 and December 31, 2019, the Company had the following revenue and accounts receivable concentrations:

	September 30, 2020		December 31, 2019
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable
	(Unaudited)
Patient payment	34%	30%	47%	40%
Medicare payment	40%	26%	27%	26%
Insurance payment	26%	44%	26%	34%

Note 5 – Accounts Receivable

As of September 30, 2020 and December 31, 2019, the Company’s accounts receivable consisted of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
Gross accounts receivable	$1,462,439	$1,285,228
Less: allowance for doubtful accounts	(28,982)	(26,903)
Accounts receivable, net	$1,433,457	$1,258,325

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

On December 31, 2019, the Company and BioFirma consummated the sale of substantially all of BioFirma’s assets pursuant to an asset purchase agreement with Self Care Regeneration LLC for a purchase price of $320,800, plus the assumption of certain of BioFirma’s liabilities, all of which were due to be paid to us no later than March 30, 2020. On March 31, 2020, the due date for the payment of the asset sale purchase price was extended to June 30, 2020. As of September 30, 2020, the acquirer of the assets had paid $10,000 in cash and gave the Company medical supplies valued at $27,500 as a payment in-kind. The Company has established a bad debt reserve of 100% of the remaining selling price, $312,000.

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

The following table summarizes the fair value of consideration paid and the allocation of purchase price to the fair value of net assets acquired for the acquisition of the IMAC Florida business:

Florida
Property & equipment	$50,358
Customer lists	128,802
Other assets	20,840
$200,000

Note 7 – Property and Equipment

The Company’s property and equipment consisted of the following at September 30, 2020 and December 31, 2019:

	Estimated Useful Life in Years	September 30, 2020	December 31, 2019

Land and building	40 (Building)	$-	$1,175,000
Leasehold improvements	Shorter of asset or lease term	2,007,805	2,262,398
Equipment	1.5 - 7	1,991,182	1,948,347
Total property and equipment		3,998,987	5,385,745

Less: accumulated depreciation		(2,162,007)	(1,693,736)
		1,836,980	3,692,009
Construction in progress		24,899	-
Total property and equipment, net		$1,861,879	$3,692,009

Depreciation was $195,288 and $198,812 for the three months ended September 30, 2020 and 2019, respectively and $632,949 and $527,088 for the nine months ended September 30, 2020 and 2019, respectively.

Note 8 – Intangibles Assets and Goodwill

The Company’s intangible assets and goodwill consisted of the following at September 30, 2020 and December 31, 2019:

		September 30, 2020
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(1,507,868)	$6,432,530
Non-compete agreements	3 years	301,000	(232,056)	68,944
Customer lists	3 years	134,882	(33,721)	101,161
Definite lived assets		8,376,280	(1,773,645)	6,602,635
Research and development		243,750	-	243,750
Goodwill		2,040,696	-	2,040,696
Total intangible assets and goodwill		$10,660,726	$(1,773,645)	$8,887,081

		December 31, 2019
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$8,019,199	$(994,321)	$7,024,878
Non-compete agreements	3 years	301,000	(156,806)	144,194
Definite lived assets		8,320,199	(1,151,127)	7,169,072
Goodwill		2,040,696	-	2,040,696
Total intangible assets and goodwill		$10,360,895	$(1,151,127)	$9,209,768

Amortization was $234,833 and $223,593 for the three months ended September 30, 2020 and 2019, respectively, and $701,318 and $577,873 for the nine months ended September 30, 2020 and 2019, respectively.

The Company’s estimated future amortization of intangible assets was as follows:

Years Ending December 31,

2020 (three months)	$234,833
2021	882,861
2022	839,000
2023	794,040
2024	794,040
Thereafter	3,057,861
$6,602,635

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

Right of Use Assets

Right of use assets included in the Company’s condensed consolidated balance sheet were as follows:

	September 30, 2020	December 31, 2019

Non-current assets
Right of use assets, net of amortization	$3,965,755	$3,719,401

Total operating lease cost

Individual components of the total lease cost incurred by the Company were as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Operating lease expense	$942,351	$751,175

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The Company’s amount of future minimum lease payments under operating leases are as follows:

Operating Leases

Undiscounted future minimum lease payments:
2020 (three months)	$296,690
2021	1,165,714
2022	1,160,098
2023	1,069,971
2024	731,468
Thereafter	664,081
Total	5,088,022
Amount representing imputed interest	(312,660)
Total operating lease liability	4,775,362
Current portion of operating lease liability	(1,051,964)
Operating lease liability, non-current	$3,723,398

Note 10 – Line of Credit

Advantage Therapy has a $100,000 line of credit with a financial institution that matures on November 20, 2020. The line accrues interest at a variable rate which is currently 6.0% per annum. The line is secured by substantially all of IMAC Holding’s assets. This line of credit had a balance of $79,961 at September 30, 2020 and December 31, 2019.

Note 11 – Notes Payable

On March 25, 2020, the Company entered into a note purchase agreement with Iliad Research & Trading, L.P. (the “Holder”), pursuant to which the Company agreed to issue and sell to the Holder a secured promissory note (the “Note”) in an aggregate initial principal amount of $1,115,000 (the “Initial Principal Amount”), which is payable on or before the date that is 18 months from the issuance date (the “Maturity Date”). The Initial Principal Amount includes an original issue discount of $100,000 and $15,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence and other transaction costs. In exchange for the Note, the Holder paid an aggregate purchase price of $1,000,000. Interest on the Note accrues at a rate of 10% per annum and is payable on the Maturity Date or otherwise in accordance with the Note. The Note may be prepaid by the Company (with the payment of a premium), may be required by the Holder to be redeemed by the Company for up to $200,000 per month after the six-month anniversary of the issuance of the Note (subject to certain deferral rights), and is subject to customary event of default (with a default interest rate of up to 22%). The Note transaction documents also give the Holder a right of first refusal to future debt issuances and a right to the first $250,000 of every $1 million of proceeds from future sales of equity by the Company. The Note is secured by the assets of the Company, other that the Company’s owned real property, intellectual property and accounts receivable, pursuant to a security agreement. See “Note 16 – Subsequent Events” for information regarding a subsequent note transaction with the Holder in October 2020.

On April 16, 2020, the Company entered into a loan with Pinnacle Bank as the lender (“Lender”) in an aggregate principal amount of $1,691,520 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The Loan is evidenced by a promissory note (the “PPP Note”) dated April 16, 2020 and matures on April 16, 2022. The PPP Note bears interest at a rate of 1.000% per annum, with the first six months of payments deferred. On October 20, 2020, IMAC submitted a loan forgiveness application to the U.S. Small Business Administration (“SBA”). However, principal and interest on the Loan will be payable monthly following a determination by the SBA that any amount under the PPP Note not be forgiven. In order to be entitled to forgiveness, funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent utilities, and interest on other debt obligations under the terms and conditions outlined by the PPP. The Company used all of the Loan amount for such qualifying expenses. The Loan was deemed not to be a restricted issuance pursuant to the terms of the note purchase agreement entered into by the Company and Iliad Research & Trading, L.P. on March 25, 2020.

Set forth below is a summary of the Company’s outstanding debt as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

Note payable to The Edward S. Bredniak Trust in the amount of up to $2,000,000. An existing note payable with this entity in the amount of $379,676 has been combined into the new note payable which carries an interest rate of 10% per annum. The Note was amended in September 2020 and all outstanding balances are due January 5, 2022.	$1,750,000	$1,750,000

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matures on May 15, 2023, and is secured by the personal guarantees of certain Company executives.	79,221	99,628

$1.2 million mortgage loan with a financial institution. The loan agreement was originally for 6-months and carries an interest rate 3.35%. The loan matured in 2019. As of June 30, 2020, it was due on demand, with interest being paid monthly. This mortgage was repaid on July 24, 2020.	-	1,232,500

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	84,468	93,652

Note payable to a financial institution in the amount of $200,000 dated May 4, 2016. The note requires 60 monthly installments of $3,881 including principal and interest at 4.25%. The note matures on May 4, 2021, and is secured by the equipment and personal guarantees of certain Company executives.	30,550	63,913

Note payable to an employee in the amount of $101,906 dated March 8, 2017. The note requires payment of five annual installments of $23,350, including principal and interest at 5%. The note matures on December 31, 2021, and is unsecured.	40,000	60,000

$112,800 payable to a landlord of Advantage Therapy, LLC pursuant to a lease dated March 1, 2019. The debt is payable in 60 monthly installments of $2,129, including principal and interest at 5%. The debt matures on June 1, 2024.	87,181	102,744

Note payable to a financial institution in the amount of $140,000, dated September 25, 2019. The note requires 36 consecutive monthly installments of $4,225 including principal and interest at 5.39%. The note matures on September 19, 2022 and is secured by a personal guarantee of the Vice President of Business Development of the Company.	95,866	129,182

Note payable to a financial institution in the amount of $1,691,520 dated April 16, 2020. Any amounts under this note which are not determined to be forgivable by the SBA shall be repaid in 18 equal monthly installments, commencing after the SBA makes such determination. The note matures on April 16, 2022.	1,691,520	-

Note payable in the amount of $1,115,000, dated March 25, 2020. The note is payable on or before September 25, 2021. The interest on the note accrues at a rate of 10% per annum and is payable on the maturity date or otherwise in accordance with the note.	709,075	-

Unamortized debt issuance costs	(57,242)	-

	4,510,639	3,531,619
Less: current portion:	(1,839,306)	(1,422,554)
	$2,671,333	$2,109,065

Principal maturities of the Company’s notes payable are as follows:

Years Ending December 31,	Amount

2020 (three months)	$780,126
2021	1,391,632
2022	2,234,184
2023	51,657
2024	27,631
Thereafter	25,409
Total	$4,510,639

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

On July 15, 2019, the Company signed a $10 million share purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company. In consideration for entering into the $10 million agreement, the Company issued to Lincoln Park 60,006 shares of Company common stock as a commitment fee. The Purchase Agreement limits our sales of shares of common stock to Lincoln Park to 1,669,359 shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the Purchase Agreement unless (a) stockholder approval is obtained to issue more than such amount or (b) the average price of all applicable sales of our common stock to Lincoln Park under the Purchase Agreement equals or exceeds the lower of (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding July 15, 2019 or (ii) the average of the closing price of our common stock on the Nasdaq Capital Market for the five business days immediately preceding July 15, 2019. As of September 30, 2020, pursuant to the Purchase Agreement, the Company sold an aggregate of 1,602,294 shares of common stock of the Company to Lincoln Park for aggregate proceeds to the Company of $2,424,053 (excluding the 60,006 shares issued to Lincoln Park as a commitment fee).

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

Stock Options

As of September 30, 2020, the Company had issued stock options to purchase 411,518 shares of its common stock as non-qualified stock options to various employees of the Company. These options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months and are exercisable for a period of ten years. Stock based compensation for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The per-share fair values of these options is calculated based on the Black-Scholes-Merton pricing model with the following assumptions: a volatility rate of 32.2%, risk free rate of 2.4% and the expected term of 10 years.

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

Note 13 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 50% of up to 6 % of total compensation for those employees making salary deferrals. The Company made contributions of $31,879 and $20,042 during the three months ended September 30, 2020 and 2019, respectively, and $71,674 and $40,804 during the nine months ended September 30, 2020 and 2019, respectively.

Note 14 – Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Deferred tax benefit at the federal statutory rate	21%
Valuation allowance	-21%
0%

At September 30, 2020, the Company had a net operating loss carryforward of approximately $3.7 million for federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at September 30, 2020. The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

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

Note 16 - Subsequent Events

On October 5, 2020, the Company launched an at-the-market offering (the “Offering”) of up to $5,000,000 worth of shares of the Company’s common stock, par value $0.001 per share, pursuant to an At-The-Market Issuance Sales Agreement, dated October 5, 2020, by and between the Company and Ascendiant Capital Markets, LLC. To date, no shares have been sold and issued pursuant to the Offering.

On October 21, 2020, David Ellwanger, George Hampton and Gerard Hayden, directors of the Company, delivered emails notifying the Company of their intention to resign from the Board of Directors of the Company (the “Board”) and from all of their Board committee positions, effective as of the earlier of November 30, 2020 or the appointment of their respective replacements to the Board.

On October 31, 2020, the Board of the Company appointed Maurice E. (Mo) Evans, Michael D. Pruitt and Cary W. Sucoff as directors of the Company, effective on that date. Effective as of the appointments of Messrs. Evans, Pruitt and Sucoff, the resignations of directors David Ellwanger, George Hampton and Gerard Hayden were also effective.

On October 29, 2020, the Company entered into a note purchase agreement (the “October Purchase Agreement”) with Iliad Research & Trading, L.P., pursuant to which the Company agreed to issue and sell to the Holder a secured promissory note (the “October Note”) in an initial principal amount of $2,690,000 (the “October Principal Amount”), which is payable on or before April 29, 2022. The October Principal Amount includes an original discount of $175,000 and $15,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence and other transaction costs. In exchange for the October Note, the Holder paid a purchase price of $2,500,000. The October Purchase Agreement also provides for indemnification of the Holder and its affiliates in the event that they incur loss or damage related to, amount other things, breach by the Company of any of its representations, warranties or covenants under the October Purchase Agreement. In connection with the October Purchase Agreement and the October Note, the Company entered into a Security Agreement with the Holder (the “October Security Agreement”), pursuant to which the obligations of the Company is secured by all of the assets of the Company, excluding the Company’s accounts receivable and intellectual property. Upon an event of default under the October Note, the October Security Agreement entitles the Holder to take possession of such collateral; provided that the Holder’s security interest and remedies with respect to the collateral are junior in priority to the security interest previously granted by the Company to the Holder in connection with a separate financing entered into by them on March 25, 2020, for which the Holder holds a senior, first-priority security interest in the same collateral.

On November 9, 2020, the Company consummated an agreement for the acquisition of assets of Lockwood Chiropractic, LLC in Webster Groves, Missouri, effective November 14, 2020. The transaction was completed as an all-cash asset purchase for $2,000.

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

Overview

We are a provider of movement and orthopedic therapies and minimally invasive procedures performed through our regenerative and rehabilitative medical treatments to improve the physical health of our patients at our fast-growing chain of IMAC Regeneration Centers which we own or manage. Our outpatient medical clinics provide conservative, minimally invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our licensed healthcare professionals evaluate each patient and provide a custom treatment plan that integrates traditional medical procedures and innovative regenerative medicine procedures in combination with physical medicine. We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. The original IMAC Regeneration Center opened in Kentucky in August 2000 and remains the flagship location of our current business, which was formally organized in March 2015. To date, we have opened seven, acquired six and manage two outpatient medical clinics in Kentucky, Missouri, Tennessee, Illinois and Florida, and plan to further expand the reach of our facilities to other strategic locations throughout the United States. We have partnered with several active and former professional athletes, including Ozzie Smith, David Price, Tony Delk and Mike Ditka, in the branding of our IMAC Regeneration Centers. Our outpatient medical clinics emphasize our focus around treating sports and orthopedic injuries as an alternative to traditional surgeries for repair or joint replacement.

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

Significant financial metrics

Significant financial metrics of the Company for the third quarter of 2020 are set forth in the bullets below.

●	Net loss of $1.4 million in the third quarter of 2020 compared to a net loss of $1.5 million in the third quarter of 2019.
●	Adjusted EBITDA[1] of ($727,000) in the third quarter of 2020 compared to ($939,000) in the third quarter of 2019.

(1)	Adjusted EBITDA is a non-GAAP financial measure most closely comparable to the GAAP measure of net loss. See “Reconciliation of Non-GAAP Financial Matters” below for a full reconciliation of the GAAP and non-GAAP measures.

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

The COVID-19 outbreak appears likely to cause significant economic harm across the United States, and the negative economic conditions that may result in reduced patient demand in our industry. We may experience a material loss of patients, revenue and market share as a result of the suspension of any operations. Initiatives to implement telehealth engagement with patients may not be adopted by existing and new patients. Patient habits may also be altered in the medium to long term. Negative economic conditions, a decrease in our revenue and consequent longer term trends harmful to our business may all exert pressure on our company during the pendency of emergency restrictions on our operations and beyond. Due to such conditions, beginning in the month of March 2020 we began to terminate or furlough employees to reduce costs associated with non-essential personnel, which resulted in a 27% reduction in workforce. As of September 30, 2020, 98% of the full and part-time workforce had returned from furlough.

CARES Act

The Company is continuing to closely monitor legislative actions at the federal, state and local levels including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and other governmental assistance that might be available in response to the COVID-19 pandemic. As part of the CARES Act, the United States government initially announced that it would offer $100 billion of relief to eligible health care providers. On April 7, 2020, Centers for Medicare and Medicaid Services (“CMS”) officials indicated they would distribute $30 billion of direct grants to hospitals, ASCs and other health care providers based on how much they bill Medicare. Payments received from these grants are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the grants to reimburse expenses or losses that other sources are obligated to reimburse.

The Company received approximately $416,000 of the grant funds distributed under the CARES Act Provider Relief Fund program in April 2020. Based on an analysis of the compliance and reporting requirements and the impact of the COVID-19 pandemic on our operating results through the end of the third quarter, these funds were recognized as a reduction in operating expenses under the line item “Grant funds” in the condensed consolidated statements of operations for the nine months ended September 30, 2020. The recognition of amounts received is conditioned upon certification that payment will be used to prevent, prepare for and respond to the COVID-19 pandemic and shall reimburse the recipient only for healthcare related expenses or lost revenues that are attributable to the COVID-19 pandemic. Amounts are recognized as a reduction to operating costs and expenses only to the extent the Company is reasonably assured that underlying conditions are met.

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

The Company tests goodwill for impairment on an annual basis, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value. No impairments of goodwill were recorded for the nine months ended September 30, 2020.

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

Income Taxes

IMAC Holdings was taxed as a partnership through May 31, 2018. As a result, income tax liabilities were passed through to the individual members. Accordingly, no provision for income taxes were reflected in the consolidated financial statements for periods prior to May 31, 2018, at which time the Company converted from a limited liability company to a Delaware corporation. Subsequent to the Company converting to a Delaware corporation, IMAC Nashville, IMAC Texas, IMAC St. Louis continued as single-member limited liability companies that are disregarded entities for tax purposes and do not file separate returns. Their activity is included as part of IMAC Holdings Inc. Advantage Therapy, IMAC Illinois and IMAC Florida are also disregarded entities for tax purposes. BioFirma was a limited liability company taxed as a partnership. Effective October 1, 2019, BioFirma became wholly owned by IMAC Holdings and is a disregarded entity for tax purposes. BioFirma discontinued operations as of December 31, 2019. IMAC Management is a C-corporation and is included in the consolidated return of IMAC Holdings as a subsidiary.

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At September 30, 2020 and December 31, 2019, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2017 are open and subject to examination by the taxing authorities.

Results of Operations for the Three and Nine Months Ended September 30, 2020 Compared to the Three and Nine Months Ended September 30, 2019

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

Revenues for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
	2020	2019
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$3,356	$4,356
Memberships	122	-
Total revenues	$3,478	$4,356

Revenues for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$9,057	$10,882
Memberships	302	-
Total revenues	$9,359	$10,882

See the table below for more information regarding our revenue breakdown by service type.

	Nine Months Ended September 30,
	2020	2019

Revenues:
Medical treatments	66%	59%
Physical therapy	31%	36%
Chiropractic care	3%	5%
	100%	100%

Patient service revenues decreased 20% to $3.5 million for the three months ended September 30, 2020, compared to $4.4 million for the three months ended September 30, 2019. During the three months ended September 30, 2020, chiropractic visits and physical therapy visits recovered from the COVID-19 outbreak; however, medical treatment visits did not recover, resulting in the 20% decrease in patient service revenues during such period. Patient service revenues decreased 14% to $9.4 million for the nine months ended September 30, 2020, compared to $10.9 million for the nine months ended September 30, 2019. This decrease is attributable to the IMAC Chicago and IMAC Florida acquisitions that occurred in April 2019 and January 2020, respectively, along with the impacts of the COVID-19 outbreak.

Visits to our clinics are an indication of business activity. Visits increased 10% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Visits increased from 35,749 visits in the three months ended September 30, 2019 to 39,345 visits in the three months ended September 30, 2020. However, during the quarter ended September 30, 2020, some visits were determined to not be billable and therefore are not included in the following visits total. Billable visits increased 8% to 37,992 visits for the three months ended September 30, 2020, compared to 35,061 visits for the three months ended September 30, 2019. The charge per visit decreased by 26% from $124.24 per visit for the three months ended September 30, 2019 to $91.55 per visit for the three months ended September 30, 2020. This decrease in charges per visit is due to the change in procedure mix.

Starting in January 2020, we implemented wellness maintenance programs on a subscription basis. As of September 30, 2020, there were 762 active memberships. All active memberships at our Kentucky locations were paused in April 2020 due to an order of the governor of Kentucky to close all elective care facilities in Kentucky. Therefore, similar to visits, there was a significant decrease in memberships in April 2020. Memberships increased by 20% to 762 as of September 2020, as compared to 637 active memberships as of June 2020.

Operating Expenses

Operating expenses consist of patient expenses, salaries and benefits, share based compensation, advertising and marketing, general and administrative expenses and depreciation expenses.

Patient expenses consist of medical supplies for services rendered.

Patient Expenses	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$429,000	$951,000	$(522,000)	(55)%
Nine Months Ended September 30	1,214,000	2,314,000	(1,100,00)	(48)%

Cost of revenues (patient expense) decreased for the three and nine months ended September 30, 2020 as compared to September 30, 2019. The decrease in the three months ended September 30, 2020 was driven by improvements in supply management and changes in the patient mix of services provided, as knee-oriented care dropped 44% as compared to the three months ended September 30, 2019 and is a high cost service compared to other services provided.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and Benefits	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$2,622,000	$2,878,000	$(256,000)	(9)%
Nine Months Ended September 30	7,883,000	7,536,000	347,000	5%

Salaries and benefits expenses for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, decreased due to the reduction in workforce as a result of the COVID-19 outbreak. For the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, salaries and benefits expenses increased due to our April 2019 acquisition of clinics in the Chicago, Illinois areas.

Share-based compensation consists of the value of equity incentive grants issued to employees, directors and board members which have vested during the period.

Share-based Compensation	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$108,000	$113,000	$(5,000)	(4)%
Nine Months Ended September 30	311,000	288,000	23,000	8%

Share-based compensation was relatively consistent for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Share-based compensation increased $23,000 for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 since share-based compensation began to be awarded in May 2019.

Advertising and marketing consist of marketing, business promotion and brand recognition.

Advertising and Marketing	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$235,000	$318,000	$(83,000)	(26)%
Nine Months Ended September 30	651,000	1,014,000	(363,000)	(36)%

Advertising and marketing expenses decreased $83,000 for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease was attributable to a shift to more cost-effective marketing strategies.

Advertising and marketing expenses decreased $363,000 for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease was due to reduced marketing spending as a result of the impact of the COVID-19 outbreak and a shift to more cost-effective marketing strategies.

General and administrative expense (“G&A”) consist of all other costs than advertising and marketing, salaries and benefits, patient expenses and depreciation.

General and Administrative	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$962,000	$1,311,000	$(349,000)	(27)%
Nine Months Ended September 30	3,406,000	3,719,000	(313,000)	(8)%

G&A decreased in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Due to the COVID-19 outbreak, travel expenses have decreased in 2020 compared to 2019. For example, travel expenses for the three months ended September 30, 2020 were $27,000 compared to $75,000 for the three months ended September 30, 2019. Travel expenses for the nine months ended September 30, 2020 were $100,000 compared to $207,000 for the nine months ended September 30, 2019. Also, in 2020 centralized purchasing was implemented in order to streamline supply ordering for all markets which has resulted in a reduction in other expenses and accelerated expense synergies.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Depreciation and Amortization	2020	2019	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$430,000	$422,000	$8,000	2%
Nine Months Ended September 30,	1,334,000	1,105,000	229,000	21%

Depreciation and amortization increased for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. For the three months ended September 30, 2020, the increase is attributable to the January 2020 acquisition of CHSF. For the nine months ended September 30, 2020, the increase in depreciation and amortization expense resulted from the April 2019 acquisition of the clinics managed by IMAC of Illinois and the January 2020 acquisition of CHSF.

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

During the nine months ended September 30, 2020, net cash used in operations increased to $4.0 million compared to $2.8 million for the nine months ended September 30, 2019. This difference was primarily attributable to the change in accounts payable and accrued expenses during the nine months ended September 30, 2020.

Net cash used in investing activities during the nine months ended September 30, 2020 and 2019 was $496,000 and $688,000, respectively. This was primarily driven by the acquisition of CHSF in January 2020 and the acquisition of the proprietary license fee.

Net cash provided by financing activities during the nine months ended September 30, 2020 was $5.8 million, including proceeds from notes payable, net of related fees, which totaled $2.9 million, and proceeds from the issuance of common stock of $3.8 million. Net cash provided by financing activities during the nine months ended September 30, 2019 was $4.0 million, including proceeds from our initial public offering, net of related fees.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
GAAP loss attributable to IMAC Holdings, Inc.	$(1,429,658)	$(1,548,962)	$(5,193,891)	$(5,048,917)
Interest income	(6,028)	(120)	(6,067)	(125)
Interest expense	141,416	74,456	352,541	190,337
Beneficial conversion interest expense	-	-	-	639,159
Share-based compensation expense	108,377	112,959	311,406	288,298
Depreciation and amortization	430,121	422,405	1,334,267	1,104,961
(Gain) loss on extinguishment of debt	(9,783)	-	99,761	-
Loss on sale of assets	39,047	-	60,272	-
Adjusted EBITDA	$(726,508)	$(939,262)	$(3,041,711)	$(2,826,287)

Liquidity and Capital Resources

As of September 30, 2020, we had $1.7 million in cash and deficiency in working capital of $2.2 million. As of December 31, 2019, we had cash of $374,000 and deficiency in working capital of $3.5 million. The decrease in working capital deficiency was primarily due to the increase in current assets.

We believe our cash at September 30, 2020, including proceeds from the Iliad Note, PPP Note and the Registered Direct Offering, will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months.

As of September 30, 2020, we had approximately $6.0 million in current liabilities. The Note represents $652,000 and the PPP Note represents $1.0 million of our current liabilities. Of our remaining current liabilities as of September 30, 2020, approximately $1.0 million in current liabilities outstanding to our vendors and under operating lines of credit, which we have historically paid down in the normal course of our business. Lastly, accrued wages, taxes, 401k contributions and paid time off represent approximately $788,000 of the remaining current liabilities.

As of September 30, 2020, we had an accumulated deficit of $15.2 million. Prior to our initial public offering, we funded our operations primarily through the sale and issuance of convertible notes, bridge loans, and the use of funds from operations. Accordingly, we anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed or favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current of future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Our independent registered public accounting firm has indicated that our financial condition raises substantial doubt as to our ability to continue as a going concern.

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

As of September 30, 2020, pursuant to the Purchase Agreement, the Company sold an aggregate of 1,602,294 shares of common stock of the Company to Lincoln Park for aggregate proceeds to the Company of $2,424,053 (excluding the 60,006 shares previously issued to Lincoln Park as a commitment fee). No shares were sold during the three months ended September 30, 2020.

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

On October 29, 2020, the Company entered into the October Purchase Agreement with Iliad Research & Trading, L.P., pursuant to which the Company agreed to issue and sell to the Holder a secured promissory note in an initial principal amount of $2,690,000, which is payable on or before April 29, 2022. The October Principal Amount includes an original discount of $175,000 and $15,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence and other transaction costs. In exchange for the October Note, the Holder paid a purchase price of $2,500,000. The October Purchase Agreement also provides for indemnification of the Holder and its affiliates in the event that they incur loss or damage related to, amount other things, breach by the Company of any of its representations, warranties or covenants under the October Purchase Agreement. In connection with the October Purchase Agreement and the October Note, the Company entered into a Security Agreement with the Holder, pursuant to which the obligations of the Company is secured by all of the assets of the Company, excluding the Company’s accounts receivable and intellectual property. Upon an event of default under the October Note, the October Security Agreement entitles the Holder to take possession of such collateral; provided that the Holder’s security interest and remedies with respect to the collateral are junior in priority to the security interest previously granted by the Company to the Holder in connection with a separate financing entered into by them on March 25, 2020, for which the Holder holds a senior, first-priority security interest in the same collateral.

Contractual Obligations

The following table summarizes our contractual obligations by period as of September 30, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term obligations	$1,114,456	$1,114,456	$-	$-	$-
Long-term obligations, including interest	4,022,495	-	3,966,518	46,221	9,756
Finance lease obligations, including interest	80,871	5,451	65,417	10,003	-
Operating lease obligations	5,088,021	296,690	3,395,782	1,107,671	287,878
	$10,305,843	$1,416,597	$7,427,717	$1,163,895	$297,634

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company did not have any off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2020 and 2019. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and interim chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2020. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2020.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

1.1	At-The Market Issuance Sales Agreement, dated October 5, 2020, by and between IMAC Holdings, Inc. and Ascendiant Capital Markets, LLC (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2020 and incorporated herein by reference).

2.1	Agreement and Plan of Merger, dates as of April 1, 2019, by and among IMAC Holdings Inc., IMAC Management of Illinois, LLC, ISDI Holdings Inc. and Jason Hui (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019 and incorporated herein by reference).

2.2	Amendment to Agreement and Plan of Merger, dated April 19, 2019, by and among IMAC Holdings Inc., IMAC Management of Illinois, LLC, ISDI Holdings, Inc., ISDI Holdings II, Inc., PHR Holdings, Inc., and Jason Hui (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2019 and incorporated herein by reference).

3.1	Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2018 and incorporated herein by reference).

3.3	Certificate of Correction of the Certificate of Incorporation of IMAC Holdings, Inc. filed with the Delaware Secretary of State on August 8, 2019 (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2019 and incorporated herein by reference).

3.4	Bylaws of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.2	Form of Common Stock Warrant certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.3	Form of Warrant Agency Agreement between IMAC Holdings, Inc. and Equity Stock Transfer, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.4	Form of Underwriters’ Unit Purchase Option (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 8, 2019 and incorporated herein by reference).

10.1	Note Purchase Agreement, dated as of October 29, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2020 and incorporated herein by reference).

10.2	Promissory Note, dated as of October 29, 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2020 and incorporated herein by reference).

10.3	Security Agreement, dated as of October 29, 2020 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2020 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of IMAC Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAC HOLDINGS, INC.

Date: November 12, 2020	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Executive Officer (Principal Executive Officer, Duly Authorized Officer)

