Form 10-K
period 2020-12-31
IMAC Holdings, Inc.
filed 2021-03-04
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the registrant’s voting common stock held by non-affiliates based on the closing stock price on December 31, 2020, was approximately $17 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 28, 2021 was 13,257,441.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMAC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2020

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

Overview

We are a growing chain of Innovative Medical Advancements and Care (IMAC) Regeneration Centers, combining life science advancements with traditional medical care for movement-restricting diseases and conditions. Our mix of medical and physical procedures is designed to improve patient experiences and outcomes and reduce healthcare costs as compared to other available treatment options. As of December 31, 2020, we own seven, manage seven, and sublease two outpatient clinics that provide regenerative, orthopedic and minimally invasive procedures and therapies. Our treatments are performed by licensed medical practitioners through our regenerative rehabilitation protocols designed to improve the physical health, to advance the quality of life and to lessen the pain of our patients. We do not prescribe opioids, but instead offer an alternative to conventional surgery or joint replacement surgery by delivering minimally invasive medical treatments to help patients with sports injuries, back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our employees focus on providing exceptional customer service to give our patients a memorable and caring experience. We believe that we have priced our treatments to be affordable by 95% of the population and are well positioned in the expanding regenerative medical sector.

Our licensed healthcare professionals provide each patient a custom treatment plan that integrates innovative regenerative medicine protocols (representing 16% of our revenue) with traditional, minimally invasive (minimizing skin punctures) medical procedures (representing 50% of our revenue) in combination with physical therapies (representing 31% of our revenue from physical therapy, and remaining 3% of our revenue from chiropractic). We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. We have successfully treated patients that were previously addicted to opioids because of joint or soft tissue related pain. Further, our procedures comply with all professional athletic league drug restriction policies, including the NFL, NBA, NHL and MLB.

Dr. Matthew Wallis, DC, our Chief Operating Officer, opened the first IMAC Regeneration Center in Paducah, Kentucky in August 2000, which remains the flagship location of our current business. Dr. Jason Brame, DC joined Dr. Wallis in 2008. In 2015, Drs. Wallis and Brame hired Jeffrey S. Ervin as our Chief Executive Officer to collectively create and implement their growth strategy. The result was the formal creation of IMAC Holdings, LLC to expand IMAC clinics outside of western Kentucky, with such facilities to remain owned or operated under the group using the IMAC Regeneration Center name and services. In June 2018, we completed a corporate conversion in which IMAC Holdings, LLC was converted to IMAC Holdings, Inc. to consolidate ownership of existing clinics and implement our growth strategy. In February 2019, we completed an initial public offering and our shares commenced trading on the Nasdaq Capital Market.

Since May 2016, IMAC has opened seven outpatient medical clinics, acquired nine physical medicine practices and subleased two outpatient medical clinics for a total of 18 clinics in Kentucky, Missouri, Tennessee, Illinois and Florida. In 2020, we closed two acquired facilities. We intend to further expand the reach of our facilities to other strategic locations throughout the United States. In order to enhance our brand, we have partnered with several active and former professional athletes including Ozzie Smith, David Price, Tony Delk, and Mike Ditka. Our brand ambassadors help deliver awareness to our non-opioid services, emphasizing our ability to treat sports and orthopedic injuries as an alternative to traditional surgeries for joint repair or replacement.

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

We believe patient satisfaction is driven by our five fundamental beliefs:

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

We are led by senior executive officers who together have more than 70 years of combined experience in the healthcare services industry. Jeffrey S. Ervin, co-founder of IMAC Holdings and our Chief Executive Officer, joined us in March 2015. Mr. Ervin has a history of sourcing private equity investments and managing private equity operations in the healthcare and other growth industries.. Mr. Ervin earned an M.B.A. degree from Vanderbilt University. The founder of our company, Matthew C. Wallis, DC, a licensed chiropractor, is our Chief Operating Officer. Dr. Wallis has implemented strategies in the company to create consistent operating efficiencies for our sales, marketing and service delivery operations. Sheri F. Gardzina serves as our Chief Financial Officer and joined the company in November 2017. Mrs. Gardzina earned an M.B.A. and M.S. from Northeastern University and is a licensed Certified Public Accountant.

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

Our Operations

We currently operate 16 outpatient medical clinics in five states as of December 31, 2020. Our original clinic opened in August 2000 and remains the flagship location of our current business, which was formally organized in March 2015 with the mission of expanding the reach of our facilities to other strategic locations throughout the United States. Our flagship medical clinic has been operated for more than 20 years by Matthew C. Wallis, DC and Jason Brame, DC, two of our co-founders, and, since March 2015, together with Jeffrey S. Ervin, our third co-founder and the current Chief Executive Officer of our company. This management team continues today throughout the organization incorporating the same strategies used to build and operate the company’s flagship location. During 2016 and 2017, we opened five medical clinics and expanded into two new states, Missouri and Tennessee. In 2018, we opened one medical clinic and acquired four physical therapy clinics. In 2019, we acquired a management company that manages three clinics and entered into a management agreement to manage a fourth clinic in Illinois. In 2020, we acquired a chiropractic clinic in Florida, acquired a chiropractic clinic in Missouri and entered into a sublease in Kentucky for a shared space arrangement. During the second half of 2019, we began the implementation of an updated medical and financial platform in our clinics with full integration of this platform during 2020.

Below is a list of our outpatient medical clinics and information about how we own or control these medical clinics:

Clinic Name	Location of Clinic	Date Opened or Acquired	Form and Date of Control	Primary Services Performed

IMAC Regeneration Center	Paducah, Kentucky	August 2000	Managed since June 28, 2018	Regenerative medicine, medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, and physical medicine

Ozzie Smith Center	Chesterfield, Missouri	May 2016	Full ownership effective June 1, 2018, when remaining 64% interest was acquired	Regenerative medicine, medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, and physical medicine

IMAC Regeneration Center	Murray, Kentucky	February 2017	Managed since June 28, 2018	Medical evaluations with x-rays, fluoroscopic joint and appendage injections, and physical medicine

David Price Center	Brentwood, Tennessee	May 2017	Managed since November 1, 2016	Regenerative medicine, medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, and physical medicine

Ozzie Smith Center	St. Peters, Missouri	August 2017	Full ownership effective June 1, 2018, when remaining 64% interest was acquired	Medical evaluations with x-ray, fluoroscopic joint and appendage injections, and physical medicine

David Price Center	Murfreesboro, Tennessee	November 2017	Managed since November 2017	Medical evaluations with x-ray, fluoroscopic joint and appendage injections, and physical medicine

Tony Delk Center	Lexington, Kentucky	July 2018	Managed since July 2, 2018	Medical evaluations with x-ray, fluoroscopic joint and appendage injections, and physical medicine

Advantage Therapy	South Springfield, Missouri	August 2018 (originally opened August 2004)	Full ownership effective August 1, 2018, when 100% interest was acquired	Regenerative medicine, medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, and physical medicine

Advantage Therapy	North Springfield, Missouri	August 2018 (originally opened March 2013)	Full ownership effective August 1, 2018, when 100% interest was acquired	Occupational and physical therapy

Advantage Therapy	Ozark, Missouri	August 2018 (originally opened November 2015)	Full ownership effective August 1, 2018, when 100% interest was acquired	Medical evaluations , joint and appendage injections, and physical medicine

Mike Ditka Center	Arlington Heights, Illinois	April 2019	Managed since April 19, 2019	Regenerative medicine, medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, and physical medicine

Mike Ditka Center	Elgin, Illinois	April 2019	Managed since April 19, 2019	Medical evaluations with x-ray, joint and appendage injections, and physical medicine

IMAC Regeneration Center	Rockford, Illinois	November 2019	Managed since November 7, 2019	Regenerative medicine, joint and appendage injections, and physical medicine

IMAC Regeneration Center	Bonita Springs, Florida	January 2020	Full ownership effective January 13, 2020	Medical evaluations , joint and appendage injections, and physical medicine

IMAC Regeneration Center	Richmond, Kentucky	August 2020	Sublease arrangement effective August 18, 2020	Medical evaluations , joint and appendage injections, and physical medicine

Ozzie Smith Center	Webster Groves, Missouri	November 2020	Full ownership effective November 16, 2020	Medical evaluations , joint and appendage injections, and physical medicine

Below is a description of each of our outpatient medical clinics:

Integrated Medicine and Chiropractic Regeneration Center PSC. In November 2015, we relocated our Paducah, Kentucky operations into a 10,200 square foot build-to-suit facility. This facility serves as an anchor clinic for the western Kentucky market of roughly 50,000 residents. The clinic performs medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, regenerative medicine and physical medicine. The lease term ended in December 2020 and is now continuing on a month-to-month basis.

We opened a 4,700 square foot facility in Murray, Kentucky, a town of nearly 15,000 residents near the Tennessee border. This facility provides medical evaluations, fluoroscopic joint and appendage injections, and physical medicine and refers patients to Paducah for regenerative PRP medical procedures. The lease is scheduled to expire in December 2023.

We entered into a sublease agreement for a facility in Richmond, Kentucky in August 2020. The shared space arrangement allows us full access to the space twice weekly. This facility provides chiropractic care and will allow collaboration opportunities in the future.

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

The Ozzie Smith Center acquired the chiropractic clinic of Lockwood Chiropractic in Webster Groves, Missouri, a suburb of St. Louis, in November 2020. The facility will continue to operate under the direction of Sharon Whalen, D.C. and gives us the opportunity to expand medical services to reach prospective patients while expanding into neighboring suburbs.

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

Tony Delk Center. In March 2018, we purchased a medical practice building in Lexington, Kentucky, for $1.2 million. The Lexington, Kentucky clinic was our seventh IMAC outpatient medical clinic, which we named the Tony Delk Center, and opened on July 2, 2018. This building was sold in June 2020 and we then entered into a lease for the building that expires in July 2025.

Advantage Therapy. In August 2018, we acquired the physical and occupational therapy provider, Advantage Therapy, which operated four locations in the Springfield, Missouri metropolitan area. The South Springfield location originally occupied 5,000 square feet, until it was relocated in September 2019 to a 7,520 square feet location which has a lease that expires in August 2024. The North Springfield, Monett and Ozark locations function as satellite locations. The North Springfield location functions within 2,400 square feet with a lease that expires in May 2022. The Monett location occupied 2,200 square feet pursuant to a lease that expired in February 2021. We negotiated with the landlord to exit the lease early, and closed the facility in December 2020. The Ozark location operated in approximately 1,000 square feet, until it was relocated in 2019 to a 2,740 square foot location with a lease that expires in May 2024. Advantage Therapy is an established business with more than ten years of operations in the Springfield, Missouri market.

Progressive Health and ISDI. In April 2019, we acquired the non-medical assets of, and management agreements for, a regenerative medicine and physical medicine practice operating in three locations in the Chicago, Illinois metropolitan area. The Arlington Heights location occupies 3,390 square feet and has a lease which expires in July 2023. The Buffalo Grove location occupied 2,850 square feet and had a lease which expired in July 2020 and was not renewed. The Elgin location occupies 3,880 square feet and has a lease which expires in October 2023.

Integrative RehabMedicine, SC. In November 2019, we entered into a management agreement for an occupational and physical therapy practice in Rockford, Illinois. This location occupies 3,056 square feet and has a lease that expires in July 2023.

Chiropractic Health of Southwest Florida. In January 2020, we acquired the assets and assumed the building lease liability of Chiropractic Health of Southwest Florida, Inc. in Bonita Springs, Florida. The building lease expires in December 2024. The acquisition of this practice expands our presence into a new market where we have extended our service offering to incorporate medical procedures, to the existing physical therapy, chiropractic care and soft tissue therapies.

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

Physical Medicine. Our team of medical practitioners start by collaboratively building a personalized physical medicine treatment plan designed to help patients get back to living the life they deserve.

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

FDA Clinical Trial

In November 2017, we engaged a medical consulting group to advise us on current regenerative medicine therapy protocols and to organize a clinical trial towards an investigational new drug application (IND) with the FDA, while pursuing a voluntary Regenerative Medicine Advanced Therapy (RMAT) designation. This process is defined under Section 3033 of the 21st Century Cures Act. We intend to conduct an investigator-initiated trial utilizing regenerative advancements to alleviate symptoms of debilitating, neurological conditions and diseases. Stem cell therapy is emerging as a potentially revolutionary new way to treat disease and injury, with wide-ranging medical benefits. It aims to repair damaged and diseased body parts with Healthy new cells provided by stem cell transplants.

The medical consulting group has assisted us in conducting research, establishing patient engagement tools and developing clinical strategies to achieve the IND and RMAT. We executed a technology transfer agreement with a research university to license an FDA Phase I approved mesenchymal stem cell drug candidate. We submitted an IND application with the FDA using this therapeutic product in May 2020, and the FDA Office of Tissues and Advanced Therapies authorized the Phase I clinical trial in August 2020. IMAC physicians were trained to administer treatments within IMAC facilities and the FDA approved opening enrollment for the trial in November 2020. The first enrollee was treated in December 2020, utilizing umbilical cord-derived allogenic mesenchymal stem cells for the treatment of bradykinesia due to Parkinson’s disease. The Phase 1 clinical trial consists of a 15-patient dose escalation safety and tolerability study. The trial is being divided into three groups: (1) five patients with bradykinesia due to Parkinson’s disease will receive a low dose, (2) five patients will receive a medium intravenous dose, (3) and five patients will receive a high intravenous dose. Each trial participant will receive an intravenous infusion of stem cells and be tracked for 12 months for data collection, as required within the study.

No assurance can be given that the FDA will approve advancement beyond a Phase I study or the RMAT designation. We believe the RMAT designation may be helpful in differentiating our services and gaining a broader collaborative connection with the FDA. Failure to earn the RMAT designation will result in unfulfilled research expenses, but should not have a materially adverse effect on our operations or financial condition.

Our Growth and Expansion Strategy

We have developed a comprehensive approach and well-defined model for new clinic openings ranging from site selection to staffing to acquisition targets and performance metrics. Given the current market valuations, we favor growth through acquisitions of profitable physical medicine centers with a decade or more of history in a current location. We believe these targets can be found with favorable long-term transaction prices in contiguous or current markets to capitalize on operational and marketing efficiencies.

The key elements of our strategy that we believe will continue to propel our growth and expansion are:

Open New Outpatient Locations and Facilities. We are in the process of identifying new locations at which to lease, develop, or acquire operating practices to transition into new IMAC Regeneration Centers. We anticipate expansion by acquisition of operating clinics in the midwest and southern United States within the next 12 months. By branching into states with significant demand and underserved populations, we anticipate broader brand recognition and early adoption by patients. We anticipate small expansions within a two hour drive of existing markets will allow us to capitalize on our regional market familiarity and to leverage locally established administrative infrastructure.

Expand Our Service Offerings to Employers, Government Programs, and Self-Insured Health Plans. We launched a corporate accounts division in March 2019 to target employers researching conservative treatment options for their employees. The program is in place to focus on minimizing employee time away from work due to injuries or occupational hazards and limit use of aggressive orthopedic treatments and the threat of opioid abuse for employees enrolled in an employer health plan. Since the creation of the group, we have not only obtained contracts directly with employers, but also achieved designations with federal programs expanding medical access and service offerings for enrollees. In November 2019, we were accepted as a Veterans Affairs Community Care Network provider making IMAC a certified medical center for the 20 million enrollees in a Veterans Affairs administered benefit plan. Additionally, in 2020 most of our clinics achieved network credentialling to treat patients that receive US Department of Labor medical benefits.

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

Accelerate Research and Development of New Regenerative Products. We have licensed a FDA Phase I approved stem cell product from a research university. With this product, we gained FDA authorization to conduct a Phase I clinical trial for the purpose of researching and developing regenerative medicine products for neurological diseases that restrict movement. We began a low-cost clinical trial in 2020 with the goal of identifying innovative treatments to deliver within IMAC Regeneration Centers.

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

Launch a Spinal Care and Wellness Clinic. We have tremendous experience treating patients with back and neck pain and recognize the underserved population for such a widely-impacted symptom. We will launch and test a retail healthcare concept focused on treatments for back and neck pain, soft-tissue recovery, muscle tension, and spinal wellness while providing chiropractic adjustments, nerve and muscle stimulation, and percussion tool therapies.

Advertising and Marketing

Our corporate advertising and marketing efforts focus on increasing our brand awareness and communicating our commitment to “success without major surgery,” along with the many other competitive advantages our company offers. Our marketing strategy is to offer an innovative and recently approved medical technologies for movement and orthopedic therapies that appeal to a wide range of potential patients, continually elevate awareness of our brand and generate demand for our outpatient medical services. We rely on a number of channels in this area, including digital advertising, email marketing, social media and affiliate marketing, as well as through strategic partnerships with well-known sports celebrities to build our endorsements and draw patients to our IMAC Regeneration Centers. Our celebrity endorsers appear in our press marketing and social media marketing efforts and help generate interest in our brand and services. We maintain our website at www.imacregeneration.com. We intend to hire additional sales and marketing personnel and increase our spending on sales, marketing and promotion in connection with the continued expansion of our outpatient locations. Advertising and marketing expense was $933,338 and $1,238,352 for the years ended December 31, 2020 and 2019, respectively.

Our sales and marketing strategy focuses on active individuals who seek to maintain, restore and maximize their health and wellness. A majority of our customers are located within 25 miles of one of our outpatient medical clinics. During the years ended December 31, 2020 and 2019, no single customer accounted for more than 10% of our consolidated revenue.

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

Strong Regional Presence. We own seven and manage nine clinics in five states, providing us significant leverage for implementation of our marketing strategies and utilization of our staff. We believe we offer a broader platform of regenerative therapies than our regional competitors.

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

For years ended December 31, 2020 and 2019, we did not incur any material time or labor for the development of the technology we use in our operations.

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

Employees and Human Capital Management

As of February 28, 2021, we employed 139 individuals, of which 106 were full-time employees. As of that date, none of our employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be very good. We expect to add employees in 2021 as we implement organic and acquisition growth strategies. Integrating new staff into our culture is important for developing a positive work environment and maintaining future job satisfaction. Since December 2017, we have issued a semi-annual employee satisfaction survey to identify opportunities to enhance our corporate culture. We strive for greater diversity and inclusion through our employment and management practices. Today, our full-time employees range in age from 18-68 years, 33% of our executive team is female, 40% of our medical doctors represent a racial minority, and 72% of our full-time staff is female. We remain further committed to increasing the diversity of our employee base.

In the states in which our current outpatient clinics are located, persons performing designated medical or physical therapy services are required to be licensed by the state. Based on standard employee screening systems in place, all persons currently employed by us who are required to be licensed are licensed. We are not aware of any federal licensing requirements applicable to our employees.

Medical Advisory Board

We have a Medical Advisory Board comprised of all IMAC medical physicians. The Advisory Board meets quarterly to discuss matters relating to our therapies, range of medical treatments and strategic direction, and periodically presents its suggestions to our Board and to executive management. On March 20, 2020, the Advisory Board met to complete a COVID-19 preparedness plan. Members of the Advisory Board are reimbursed by us for out-of-pocket expenses incurred in serving on the Advisory Board.

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

BioFirma, LLC. On August 20, 2018, we acquired a 70% ownership position in BioFirma, LLC for $1,000 in cash. On October 1, 2019, the minority interest holder in BioFirma assigned the remaining 30% ownership interest to us in exchange for the assumption of the liabilities associated with such interest. On December 31, 2019, we completed the sale of substantially all of the assets of BioFirma to Self Care Regeneration LLC for proceeds of $320,800, plus reimbursement of certain expenses, all of which were due to be paid to us no later than June 29, 2020. As of December 31, 2020, the acquirer of the assets had paid $10,000 in cash and transferred to us medical supplies valued at $82,500 as a payment in-kind. We have written off the remainder of the selling price, $257,000, as uncollectible . The acquisition and disposition of this entity was not considered significant as measured under specific financial tests of the SEC.

Progressive Health and ISDI. In April 2019, we acquired the non-medical assets of, and management agreements for, a regenerative medicine and physical medicine practice operating in three locations in the Chicago, Illinois metropolitan area. The purchase price was $4,159,570, which was paid in 1,002,306 shares of our common stock. The Arlington Heights location occupies 3,390 square feet and has a lease which expires in July 2023. The Buffalo Grove location occupies 2,850 square feet and has a lease which expired in July 2020. The Elgin location occupies 3,880 square feet and has a lease which expires in October 2023.

Integrative RehabMedicine, SC. In November 2019, we entered into a management agreement for a one year term that auto-renews for an occupational and physical therapy practice in Rockford, Illinois. This location occupies 3,056 square feet and has a lease that expires in July 2023.

Chiropractic Health of Southwest Florida. In January 2020, we acquired the assets and assumed the building lease liability of Chiropractic Health of Southwest Florida, Inc. (CHSF) in Bonita Springs, Florida. The building lease expires in December 2024. The acquisition of this practice expands into a new market where we can provide additional services from what was being provided, which included physical therapy, chiropractic care and soft tissue therapies.

Campbell Chiropractic. In August 2020, we entered into a sublease agreement with Campbell Chiropractic in Richmond, Kentucky. The shared space arrangement allows us full access to the space twice weekly. This facility provides chiropractic care and will allow collaboration opportunities in the future.

Lockwood Chiropractic, LLC. We acquired the chiropractic clinic of Lockwood Chiropractic in Webster Groves, Missouri, a suburb of St. Louis, in a Practice Purchase Agreement in November 2020. The facility will continue to operate under the direction of Sharon Whalen, D.C. and will provide us the opportunity to provide our services to a wider patient base outside the city.

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

The following chart reflects the corporate structure of our key operating units:

Percentages above refer to our ownership of subsidiaries’ limited liability company membership interests as of December 31, 2020.

(1)	As required by applicable state law, our medical clinics in Kentucky and Tennessee are held in professional service corporations owned entirely by licensed medical practitioners because the clinics are engaged in the practice of medicine through physicians and nurse practitioners. We are able to manage these medical clinics through limited liability companies that enter into management services agreements with the professional service corporations that own the clinics. Under these agreements, we provide exclusive comprehensive management and related administrative services to the professional service corporation and receive management fees. Due to this financial and operational control by contract, our financial statements consolidate the financial results of the professional service corporations. See “Business – Our Operations.”

(2)	Our medical clinics in Kentucky are held in Integrated Medicine and Chiropractic Regeneration Center PSC, a professional service corporation owned by Matthew C. Wallis, DC and Jason Brame, DC. IMAC Management Services LLC, our 100%-owned subsidiary, and Integrated Medicine and Chiropractic Regeneration Center PSC agreed to a long-term, exclusive management services agreement on June 28, 2018. See “Business – Business Transactions.”

(3)	We previously owned 36% of the outstanding limited liability company membership interests of IMAC of St. Louis, LLC, and acquired the remaining 64% of the outstanding units on June 1, 2018. See “Business – Business Transactions.”

(4)	We acquired 100% of the outstanding units of Advantage Hand Therapy and Orthopedic Rehabilitation, LLC in August 2018. See “Business – Business Transactions.”

(5)	We previously owned 76% of the outstanding limited liability company membership interests of IMAC Regeneration Management of Nashville, LLC, and acquired the remaining 24% of the outstanding units on June 1, 2018. Our medical clinics in Tennessee are held in IMAC Regeneration Center of Nashville, P.C., a professional service corporation headed by Rachel Rome, M.D., the centers’ medical director. IMAC Regeneration Management of Nashville, LLC, now our 100%-owned subsidiary, and IMAC Regeneration Center of Nashville, P.C. agreed to a long-term, exclusive management services agreement on November 1, 2016. See “Business – Business Transactions.”

(6)	On August 20, 2018, we acquired a 70% ownership position in BioFirma, LLC for $1,000 in cash. On October 1, 2019, the minority interest holder in BioFirma assigned the remaining 30% ownership interest to us in exchange for the assumption of the liabilities associated with such interest. On December 31, 2019, we completed the sale of substantially all of the assets of BioFirma to Self Care Regeneration LLC, and BioFirma is no longer an active entity. See “Business – Business Transactions.”

(7)	On April 19, 2019, ISDI Holdings II and PHR Holdings merged with and into our wholly owned subsidiary IMAC Management of Illinois, LLC. In November 2019, IMAC Management of Illinois, LLC entered into a management agreement for an occupational and physical therapy practice in Rockford, Illinois. See “Business – Business Transactions.”

(8)	On January 9, 2020, we completed an all-cash asset purchase of Chiropractic Health of Southwest Florida, Inc. in Bonita Springs, Florida. See “Business – Business Transactions.”

(9)	On November 9, 2020, we acquired 100% the assets of Lockwood Chiropractic, LLC in Webster Groves, Missouri. See “Business – Business Transactions.”

Our consolidated financial statements include the accounts of IMAC Holdings, Inc. and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”), IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) IMAC Management of Illinois, LLC (“IMAC Illinois”), Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”) and IMAC Management of Florida, LLC (“IMAC Florida”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); the following entities which are consolidated with IMAC Management of Illinois, LLC due to control by contract: Progressive Health and Rehabilitation, Ltd., Illinois Spine and Disc Institute, Ltd. and Ricardo Knight, P.C.; the following entity which is consolidated with IMAC Management Services, LLC due to control by contract: Integrated Medicine and Chiropractic Regeneration Center PSC (Kentucky PC).

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at https://imacregeneration.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Such reports will remain available on our website for at least 12 months and are also available free of charge by written request or by contacting us at 844-266-4622.

The contents of our website or any other website are not incorporated by reference into this Annual Report.

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

Risks Relating to Our Company, Business and Industry

We recorded a net loss for the twelve months ended December 31, 2020 and December 31, 2019 and there can be no assurance that our future operations will result in net income.

For the twelve months ended December 31, 2020, and December 31, 2019, we had net revenue of approximately $12,835,200 and $15,126,000, respectively, and we had net loss of approximately $5,003,700 and $6,497,200, respectively. At December 31, 2020, we had stockholders’ equity of approximately $7,813,200 and an accumulated deficit of approximately $15,045,800. At December 31, 2019, we had stockholders’ equity of approximately $7,937,300 and an accumulated deficit of approximately $10,042,100. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The fee we charge for our management services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our services at acceptable prices relative to our costs, or if we fail to develop and introduce new services on a timely basis and services from which we can derive additional revenues, our financial results will suffer.

We are in an early stage of development and have a limited operating history upon which to base an estimate of our future performance.

Our current business was formally organized in March 2015 and we currently have 16 outpatient clinics primarily opened since 2017. Accordingly, we have a limited operating history on which to base an estimate of our future performance. Because we lack a long operating history, you do not have either the type or amount of information that would be available to a purchaser of securities of a company with a more substantial operating history. Our growth and expansion strategy is in the early stages of implementation and there can be no assurance that we will be able to implement our strategy or that we will be commercially successful. Our ability to continue as a growing concern is contingent upon our ability to:

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

We incur substantial start-up expenses for our medical clinics and do not expect to make a profit at any clinic until at least six months after opening each medical clinic.

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

Our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2020 a statement that there is substantial doubt as to our ability to continue as a going concern as a result of continued losses and financial condition at December 31, 2020, unless we are able to obtain additional financing, enter into strategic alliances or sell assets. The reaction of investors to the inclusion of a going concern statement by our auditors, our current lack of cash resources and our potential inability to continue as a going concern may adversely affect our share price and our ability to raise new capital or enter into strategic alliances. If we become unable to obtain additional capital and to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

Our current primary service areas are located in certain geographical areas in the states of Kentucky, Missouri, Tennessee, Illinois and Florida. Our operations and profitability could be adversely affected by a local economic downturn, changes in local consumer acceptance of our approach to healthcare, and discretionary spending power, and other unforeseen or unexpected changes within those areas.

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

We are a holding company in which our medical clinics are formed in separate subsidiaries. Our subsidiaries are currently operating in Kentucky, Missouri, Tennessee, Illinois and Florida. As a consequence of this entity structure, any adverse change to the brand, reputation, financial performance or other aspects of the IMAC Regeneration Center brand at any one location could adversely affect the operations and financial performance of the entire company.

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

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective because of certain material weaknesses in our internal control over financial reporting. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

Risks Related to Ownership of Our Common Stock and Warrants

Our stock price is volatile and an investment could decline in value.

The market price of our common stock fluctuates substantially as a result of many factors, some of which are beyond our control. During the 52-week period prior to the filing of this Annual Report, the market price of our common stock ranged from a low of $0.42 per share to a high of $4.95 per share, and as of February 28, 2021, was $2.08 per share. These fluctuations could cause you to lose all or part of the value of your investment in our common stock and/or warrants. Factors that could cause fluctuations in the market price of our common stock include the following:

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

If our stock price falls below $1.00 per share, our common stock may be subject to delisting from The Nasdaq Stock Market.

If the bid price of our common stock were to close below the required minimum $1.00 per share for 30 consecutive business days, we may receive a deficiency notice from Nasdaq regarding our failure to comply with Nasdaq Marketplace Rule 5550(a)(2). If we receive such a notice, pursuant to Marketplace Rule 5810(c)(3)(A), we may become subject to a period of 180 calendar days to regain compliance with Rule 5550(a)(2). If at any time the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with Rule 5550(a)(2). We received a deficiency notice from Nasdaq in October 2020 when our stock price was below $1.00 for 30 consecutive days and subsequently received notice that we had regained compliance in November 2020. In the event we do not regain compliance with Rule 5550(a)(2) prior to the expiration of any Nasdaq compliance period, Nasdaq may notify us that our common stock is subject to delisting. We may appeal such a delisting determination to a Nasdaq hearing panel and the delisting may be stayed pending the panel’s determination. At such hearing, we would present a plan to regain compliance and Nasdaq would then subsequently render a decision. We are currently evaluating our alternatives to resolve any listing deficiency. To the extent that we are unable to resolve a listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock.

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

We currently expect to retain all future earnings, if any, for future operation, expansion and debt repayment and have no current plans to pay any cash dividends to holders of our common stock for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our operating results, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, we must comply with the covenants in our credit agreements in order to be able to pay cash dividends, and our ability to pay dividends generally may be further limited by covenants of any future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We manage our business operations from our principal executive office in Brentwood, Tennessee, in approximately 2,250 square feet of leased space. Our office lease extends through July 2024, under which we currently pay $1,455 per month. Our business is conducted at sixteen outpatient medical clinics. Our total rent expense was $1,156,514 under our office and medical clinic leases for 2020. For more information about our outpatient locations and the terms of their leases, see Item 1, “Business - Our Operations” above.

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

As of February 28, 2021, there were approximately 22 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

References in this MD&A to “we,” “us,” “our,” “our company,” “our business” and “IMAC Holdings” are to IMAC Holdings, Inc., a Delaware corporation and prior to the Corporate Conversion (defined below), IMAC Holdings, LLC, a Kentucky limited liability company, and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”), IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) IMAC Management of Illinois, LLC (“IMAC Illinois”), Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”) and IMAC Management of Florida, LLC (“IMAC Florida”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); the following entities which are consolidated with IMAC Management of Illinois, LLC due to control by contract: Progressive Health and Rehabilitation, Ltd., Illinois Spine and Disc Institute, Ltd. and Ricardo Knight, P.C.; the following entity which is consolidated with IMAC Management Services, LLC due to control by contract: Integrated Medicine and Chiropractic Regeneration Center PSC (Kentucky PC).

Overview

We are a provider of movement and orthopedic therapies and minimally invasive procedures performed through our regenerative and rehabilitative medical treatments to improve the physical health of our patients at our fast-growing chain of IMAC Regeneration Centers which we own or manage. Our outpatient medical clinics provide conservative, minimally invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our licensed healthcare professionals evaluate each patient and provide a custom treatment plan that integrates traditional medical procedures and innovative regenerative medicine procedures in combination with physical medicine. We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. The original IMAC Regeneration Center opened in Kentucky in August 2000 and remains the flagship location of our current business, which was formally organized in March 2015. To date, we have opened seven, acquired seven and sublease two outpatient medical clinics in Kentucky, Missouri, Tennessee, Illinois and Florida, and plan to further expand the reach of our facilities to other strategic locations throughout the United States. We have partnered with several active and former professional athletes, including Ozzie Smith, David Price, Tony Delk and Mike Ditka, in the branding of our IMAC Regeneration Centers. Our outpatient medical clinics emphasize our focus around treating sports and orthopedic injuries as an alternative to traditional surgeries for repair or joint replacement.

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

On June 1, 2018, we entered into a note payable to the Edward S. Bredniak Revocable Trust in the amount of up to $2,000,000. An existing note payable with this entity with an outstanding balance of $379,675.60 was combined into the new note payable. The note carries an interest rate of 10% per annum and all outstanding balances are due and payable 13 months after the closing our initial public offering, which was completed in February 2019. This note was amended effective June 28, 2019 to, among other things, reduce the outstanding principal amount to $1,750,000 and extend the maturity of this note to January 5, 2022. The proceeds of this note are being used to satisfy ongoing working capital needs, expenses related to the preparation for our initial public offering, equipment and construction costs related to new clinic locations and potential business combination and transaction expenses.

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

Significant financial metrics

Our significant financial metrics of the Company for the year ended December 31, 2020 are set forth in the bullets below.

●	Net loss of $5.0 million in the year ended 2020 compared to a net loss of $6.5 million in the year ended 2019.

●	Adjusted EBITDA[1] of ($3.819 million) for the year ended December 31, 2020 compared to ($3.802) for the year ended December 31, 2019.

●	Starting in the second quarter, monthly revenues were negatively impacted by COVID-19. Cumulative net revenue for the second, third and fourth quarters of 2020 decreased by $2.8 million compared to cumulative net revenue for the second, third and fourth quarters of 2019. The Company was able to receive $2.1 million in assistance from the SBA PPP note and grant funding from the CARES Act.

●	Starting in the fourth quarter, the Company had $209,000 in expenses related to its investigational new drug therapy.

●	The Company had one-time expenses of $457,000, consisting of: a pre-payment penalty of $125,000 under the $1,115,000 Iliad Note, $225,000 in debt issuance costs, $26,000 in one-time consulting fees and the bad debt charge against the remaining $81,000 receivable from the sale of BioFirma.

(1)	Adjusted EBITDA is a non-GAAP financial measure most closely comparable to the GAAP measure of net loss. See “Reconciliation of Non-GAAP Financial Matters” below for a full reconciliation of the GAAP and non-GAAP measures.

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

Our response plan has multiple facets and continues to evolve as the pandemic unfolds. As a precautionary measure, we have taken steps to enhance our operational and financial flexibility to react to the risks the COVID-19 outbreak presents to our business, including the following:

●	Launched telemedicine communications for remote patient engagement;

●	Suspended operations in three Kentucky clinics to comply with government orders until we were allowed to resume operations on May 4, 2020; and

●	Suspended operations at one clinic located in Cook County, Illinois to comply with government orders until such order is lifted. The lease for this clinic expired June 30, 2020 and was not renewed.

The COVID-19 outbreak appears likely to cause significant economic harm across the United States, and the negative economic conditions that may result in reduced patient demand in our industry. We may experience a material loss of patients, revenue and market share as a result of the suspension of any operations. Initiatives to implement telehealth engagement with patients may not be adopted by existing and new patients. Patient habits may also be altered in the medium to long term. Negative economic conditions, a decrease in our revenue and consequent longer term trends harmful to our business may all exert pressure on our company during the pendency of emergency restrictions on our operations and beyond. Due to such conditions, beginning in March 2020 we began to terminate or furlough employees to reduce costs associated with non-essential personnel, which resulted in a 27% reduction in workforce. As of December 31, 2020, 98% of the full and part-time workforce had returned to their on-site work locations.

CARES Act

The Company continues to closely monitor legislative actions at the federal, state and local levels including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and other governmental assistance that might be available in response to the COVID-19 pandemic. As part of the CARES Act, the United States government initially announced that it would offer $100 billion of relief to eligible health care providers. On April 7, 2020, Centers for Medicare and Medicaid Services (“CMS”) officials indicated they would distribute $30 billion of direct grants to hospitals, ASCs and other health care providers based on how much they bill Medicare. Payments received from these grants are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the grants to reimburse expenses or losses that other sources are obligated to reimburse.

The Company received approximately $416,000 of the grant funds distributed under the CARES Act Provider Relief Fund program in April 2020. Based on an analysis of the compliance and reporting requirements and the impact of the COVID-19 pandemic on our operating results through the end of the third quarter, these funds were recognized as a reduction in operating expenses under the line item “Grant funds” in the consolidated statements of operations for the year ended December 31, 2020. The recognition of amounts received is conditioned upon certification that payment will be used to prevent, prepare for and respond to the COVID-19 pandemic and shall reimburse the recipient only for healthcare related expenses or lost revenues that are attributable to the COVID-19 pandemic. Amounts are recognized as a reduction to operating costs and expenses only to the extent the Company is reasonably assured that underlying conditions are met.

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

The Company tests goodwill for impairment on an annual basis, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value. No impairments of goodwill were recorded for the years ended December 31, 2020 and 2019.

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

Our accounts receivable from third-party payers are recorded net of estimated contractual adjustments and allowances from third-party payers, which are estimated based on the historical trend of our facilities’ cash collections and contractual write-offs, accounts receivable aging, established fee schedules, relationships with payers and procedure statistics. While changes in estimated reimbursement from third-party payers remain a possibility, we expect that any such changes would be minimal and, therefore, would not have a material effect on our financial condition or results of operations. Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The operating systems used to manage our patient accounts provide for an aging schedule in 30-day increments, by payer, physician and patient. We analyze accounts receivable at each of the facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients and written correspondence.

We had an increase in accounts receivable of $255,000 to $1.5 million as of December 31, 2020. Our accounts receivable balance increased throughout 2020 due to multiple factors, primarily including the Bonita Springs acquisition, the opening of the Ricardo Knight PC and despite overall visits being slightly down for the total year, there was a 7.3% increase in year over year visits during the second half of 2020, with the most significant increase occurring in December (20% year over year increase). In addition, the Bonita acquisition and opening of the Knight PC drove additional accounts receivable.

Income Taxes

IMAC Holdings was taxed as a partnership through May 31, 2018. As a result, income tax liabilities were passed through to the individual members. Accordingly, no provision for income taxes were reflected in the consolidated financial statements for periods prior to May 31, 2018, at which time the Company converted from a limited liability company to a Delaware corporation. Subsequent to the Company converting to a Delaware corporation, IMAC Nashville, IMAC Texas, IMAC St. Louis continued as single-member limited liability companies that are disregarded entities for tax purposes and do not file separate returns. Their activity is included as part of IMAC Holdings Inc. Advantage Therapy, IMAC Illinois and IMAC Florida are also disregarded entities for tax purposes. BioFirma was a limited liability company taxed as a partnership. Effective October 1, 2019, BioFirma became wholly owned by IMAC Holdings and was a disregarded entity for tax purposes until sold. IMAC Management is taxed as a C-corporation and is included in the consolidated return of IMAC Holdings as a subsidiary.

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At December 31, 2020 and 2019, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2018 are open and subject to examination by the taxing authorities.

Results of Operations for the Twelve Months Ended December 31, 2020 Compared to the Twelve Months Ended December 31, 2019

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

Revenues for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$12,414	$15,101
Memberships	409	-
Total revenues	$12,823	$15,101

See the table below for more information regarding our revenue breakdown by service type.

	Year Ended December 31,
	2020	2019

Revenues:
Medical treatments	66.1%	60.0%
Physical therapy	30.4%	35.4%
Chiropractic care	2.1	4.6%
Memberships	1.4%	-%
	100%	100%

Patient service revenues decreased 15% to $12.8 million for the year ended December 31, 2020, compared to $15.1 million for the year ended December 31, 2019. This decrease was primarily due to the COVID-19 outbreak impacting our clinics with government closures affecting three of our clinics throughout 2020 and an overall decrease in services in other markets.

Visits to our clinics are an indication of business activity. The following table is a breakdown of visits by type for the year ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019

Visits:
Physical therapy	48,553	86,612
Chiropractic care	15,644	23,747
Medical treatments	34,787	24,348
PRP	2,785	3,430
Cell Therapy	430	1,029
Massage	230	-
Membership	33,059	-
	135,488	139,166

Overall visits slightly decreased from 2019 to 2020. A membership program was implemented in January 2020. This wellness membership program has different plan levels that include services for chiropractic care and medical treatments on a monthly subscription basis. Therefore, memberships could have multiple visits in one month, however only one payment is received for these visits. Total visits decreased 2.6%.

As of December 31, 2020, there were 849 active memberships. All active memberships at our Kentucky locations were paused in April 2020 due to an order of the governor of Kentucky to close all elective care facilities in Kentucky. Therefore, similar to visits, there was a significant decrease in memberships in April 2020.

Operating Expenses

Operating expenses consist of patient expenses, salaries and benefits, share based compensation, advertising and marketing, general and administrative expenses and depreciation expenses.

Patient expenses consist of medical supplies for services rendered.

Patient Expenses	2020	2019	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$1,624,000	$2,540,000	$(916,000)	(36)%

Cost of revenues (patient expense) decreased for the year ended December 31, 2020 as compared to December 31, 2019. The decrease was driven 50% by the overall decrease in visits. The remaining 50% decrease is attributed to a rotation of service mix reducing the need for supply costs, improvements in supply management as the Company centralized medical ordering for all clinics, and the implementation of supply discounts related to volume purchases.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and Benefits	2020	2019	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$10,495,000	$10,523,000	$(28,000)	(1)%

Salaries and benefits expenses for the year ended December 31, 2020, as compared to the year ended December 31, 2019, slightly decreased. An increase would have been expected considering 2020 was the first full year of salaries and benefits for the Chicago market and the addition of the Florida market in January 2020. However, this increase was offset by the reduction in workforce as a result of the COVID-19 outbreak.

Share-based compensation consists of the value of equity incentive grants issued to employees, directors and board members which have vested during the period.

Share-based Compensation	2020	2019	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$392,000	$392,000	$-	-%

Share-based compensation was relatively consistent for the year ended December 31, 2020, as compared to the year ended December 31, 2019.

Advertising and marketing consist of marketing, business promotion and brand recognition.

Advertising and Marketing	2020	2019	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$933,000	$1,238,000	$(305,000)	(25)%

Advertising and marketing expenses decreased $305,000 for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease was due to reduced marketing spending as a result of the impact of the COVID-19 outbreak and a shift to more cost-effective marketing strategies.

General and administrative expense (“G&A”) consist of all other costs than advertising and marketing, salaries and benefits, patient expenses and depreciation.

General and Administrative	2020	2019	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$4,557,000	$5,064,000	$(507,000)	(10)%

G&A decreased in the year ended December 31, 2020 as compared to the year ended December 31, 2019. Due to the COVID-19 outbreak, travel expenses have decreased in 2020 compared to 2019. For example, travel expenses for the year ended December 31, 2020 were $122,000 compared to $261,000 for the year ended December 31, 2019. Also, in 2020 centralized purchasing was implemented in order to streamline supply ordering for all markets which has resulted in a reduction in other expenses and accelerated expense synergies. The Company also incurred $60,000 in one-time consulting fees during the year ended December 31, 2019.

FDA Clinical Trial

In August 2020, the United States Food and Drug Administration (the “FDA”) approved the Company’s investigational new drug application. The Company has begun Phase 1 of the clinical trial, which will be conducted over a 12-month period. The Company incurred $129,000 in expenses related to consultants, supplies, software and travel for the clinical trial during 2020, which is included in the G&A totals above.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Depreciation and Amortization	2020	2019	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$1,722,000	$1,553,000	$169,000	11%

Depreciation and amortization increased for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase in depreciation and amortization expense resulted from the April 2019 acquisition of the clinics managed by IMAC of Illinois and the January 2020 acquisition of CHSF.

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

During the year ended December 31, 2020, net cash used in operations increased to $6.0 million compared to $4.1 million for the year ended December 31, 2019. This increase was primarily attributable to our net loss.

Net cash used in investing activities during the years ended December 31, 2020 and 2019 was $0.6 million and $1.1 million, respectively. This was primarily driven by the license of the FDA Phase 1 stem cell product and acquisition of Bonita Springs practice, which were $0.2 million and $0.2 million for the year ended December 31, 2020.

Net cash provided by financing activities during the year ended December 31, 2020 was $8.8 million, including proceeds from the sale of common stock, net of related fees, which totaled $5.2 million and issuances of notes payable of $5.4 million, reduced by principal repayments of $1.5 million. Net cash provided by financing activities during the year ended December 31, 2019 was $5.3 million, including proceeds from our initial public offering, net of related fees, which totaled $3.8 million.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measures is set forth below.

	2020	2019
GAAP loss attributable to IMAC Holdings, Inc.	$(5,003,733)	$(6,497,230)
Interest income	(6,073)	(7,794)
Interest expense	563,067	258,535
Beneficial conversion interest expense	-	639,159
Share-based compensation expense	392,050	392,217
(Gain) loss on sale of assets	63,779	(140,074)
Gain on extinguishment of debt	(1,550,843)	-
Depreciation and amortization	1,722,465	1,552,919
Adjusted EBITDA	$(3,819,288)	$(3,802,268)

Liquidity and Capital Resources

As of December 31, 2020, we had $2.6 million in cash and a deficiency in working capital of $1.2 million. As of December 31, 2019, we had cash of $0.4 million and deficiency in working capital of $3.5 million. The decrease in working capital deficiency was primarily due to the increase in current assets as cash increased by $2.3 million.

We believe our cash at December 31, 2020, including proceeds from the Iliad notes, PPP Note, the registered direct offering and the at-the-market offering described below, will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months after the filing of this Annual Report.

As of December 31, 2020, we had approximately $6.0 million in current liabilities. Approximately $1.6 million of our current liabilities outstanding were to our vendors and for operating lines of credit, which we have historically paid down in the normal course of our business. Patient deposits accounted for approximately $0.3 million of our current liabilities. The current portion of notes payable by us accounted for approximately $2.5 million of our current liabilities. The current portion of our finance lease obligations accounted for approximately $0.02 million of our current liabilities. The current portion of our liability to issue common stock accounted for approximately $0.4 million of our current liabilities. The current portion of our operating lease liability accounted for approximately $1.1 million of our current liabilities.

As of December 31, 2020, we had an accumulated deficit of $15 million. We anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed or favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current of future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Our independent registered public accounting firm has indicated that our financial condition raises substantial doubt as to our ability to continue as a going concern.

Equity Line

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

As of December 31, 2020, pursuant to the Purchase Agreement, we sold an aggregate of 1,602,294 shares of common stock to Lincoln Park for aggregate proceeds of $2,424,053 (excluding the 60,006 shares previously issued to Lincoln Park as a commitment fee), for which all transacted in the first calendar quarter of the year.

Iliad Note

On March 25, 2020, the Company entered into a note purchase agreement with Iliad Research & Trading, L.P., (“Iliad”) pursuant to which the Company agreed to issue and sell to Iliad a secured promissory note in an aggregate initial principal amount of $1,115,000, which is payable on or before the date that is 18 months from the issuance date. The Initial Principal Amount includes an original issue discount of $100,000 and $15,000 that the Company agreed to pay to Iliad to cover legal fees, accounting costs, due diligence and other transaction costs. In exchange for the Note, Iliad paid an aggregate purchase price of $1,000,000. Interest on the Note accrues at a rate of 10% per annum and is payable on the Maturity Date or otherwise in accordance with the Note. The Note may be prepaid by the Company (with the payment of a premium), may be required by Iliad to be redeemed by the Company for up to $200,000 per month after the six-month anniversary of the issuance of the Note (subject to certain deferral rights), and is subject to customary events of default (with a default interest rate of up to 22%). The Note transaction documents also gave Iliad a right of first refusal to future debt issuances and a right to the first $250,000 of every $1 million of proceeds from future sales of equity by the Company. The Note is secured by the assets of the Company, other than the Company’s owned real property, intellectual property and accounts receivable, pursuant to a security agreement. The Company used the proceeds of the Note for certain growth initiatives including an IND filing with the FDA. The Company repaid the note in November 2020.

Registered Direct Offering

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

At-the-Market Offering

On October 5, 2020, the Company launched an at-the-market offering (the “Offering”) of up to $5,000,000 worth of shares of the Company’s common stock, par value $0.001 per share, pursuant to an At-The-Market Issuance Sales Agreement, dated October 5, 2020, by and between the Company and Ascendiant Capital Markets, LLC. As of December 31, 2020, pursuant to the Agreement, the Company issued 907,082 shares of common stock of the Company for gross proceeds to the Company of $1,546,665.52, representing an average sale price of $1.7051 per share.

Second Iliad Note

On October 29, 2020, the Company entered into the Note Purchase Agreement with Iliad pursuant to which the Company agreed to issue and sell to Iliad a secured promissory note in an initial principal amount of $2,690,000, which is payable on or before April 29, 2022. The October Principal Amount includes an original discount of $175,000 and $15,000 that the Company agreed to pay to Iliad to cover legal fees, accounting costs, due diligence and other transaction costs. In exchange for the October Note, Iliad paid a purchase price of $2,500,000. The October Purchase Agreement also provides for indemnification of Iliad and its affiliates in the event that they incur loss or damage related to, amount other things, breach by the Company of any of its representations, warranties or covenants under the October Purchase Agreement. In connection with the October Purchase Agreement and the October Note, the Company entered into a Security Agreement with Iliad, pursuant to which the obligations of the Company is secured by all of the assets of the Company, excluding the Company’s accounts receivable and intellectual property. Upon an event of default under the October Note, the October Security Agreement entitles the Holder to take possession of such collateral; provided that Iliad’s security interest and remedies with respect to the collateral are junior in priority to the security interest previously granted by the Company to Iliad in connection with a separate financing entered into by them on March 25, 2020, for which Iliad holds a senior, first-priority security interest in the same collateral.

Contractual Obligations

The following table summarizes our contractual obligations by period as of December 31, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term obligations	$3,264,608	$3,264,608	$-	$-	$-
Long-term obligations, including interest	1,973,624	-	1,947,144	26,480	-
Finance lease obligations, including interest	75,420	21,806	53,614	-	-
Operating lease obligations, including interest	4,868,165	1,189,920	3,014,164	588,973	75,108
	$10,181,817	$4,476,334	$5,014,922	$615,453	$75,108

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2020 and 2019. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Stockholders of IMAC Holdings, Inc.

Brentwood, TN

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IMAC Holdings, Inc. (the “Company”) at December 31, 2020 and 2019, and the related consolidated statements operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Patient Service Accounts Receivable - Contractual Allowances

As described in Note 2 to the consolidated financial statements, management estimates the amount of consideration that it expects to be entitled to receive from patient customer groups in exchange for providing regenerative medicine, physical therapy and chiropractic services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials) and patient price concessions. The portfolio approach includes the following groups of customers: healthcare insurers, government payers, and patients (25%, 40% and 35% of consolidated net accounts receivable as of December 31, 2020, respectively, as disclosed by management). The Company’s patient service business accounted for substantially all consolidated net accounts receivable ($1.5 million) at December 31, 2020. Net revenues and accounts receivable recognized from healthcare insurers and government payers consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers, which considers historical denial and collection experience and, additionally for healthcare insurers, the terms of the Company’s contractual arrangements. As disclosed by management, the process for estimating revenues and the ultimate collection of receivables associated with the patient services involves significant assumptions and judgments.

The principal consideration for our determination that performing procedures relating to the valuation of patient services accounts receivable - contractual allowances is a critical audit matter is the estimate of net collectible accounts receivable, (specifically contractual allowances), involves significant judgment and estimation on the part of management; this, in turn, led to significant auditor judgment, subjectivity and effort in performing procedures to evaluate the audit evidence related to the contractual allowances.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing management’s process relating to the valuation of patient services accounts receivable, which included management’s methodology and data used to estimate contractual allowances. These procedures also included, among others, testing management’s process for developing the estimate for contractual allowances, including (i) evaluating the appropriateness of the methodology, (ii) testing the completeness and accuracy of the historical contractual allowance and collection data from the Company’s billing system, which is an input to the methodology, and (iii) evaluating the reasonableness of management’s assumptions used to estimate contractual allowances by comparing actual cash collected to the prior year estimate (net accounts receivable).

Intangible Assets Impairment Assessments

As described in Notes 2 and 8 to the consolidated financial statements, the Company has intangible assets of $6.6 million and goodwill of $2.0 million at December 31, 2020. In most cases, no directly observable market inputs are available to measure the fair value less costs of disposal that is used to determine if the asset is impaired. Therefore, an estimate is derived indirectly and is based on net present value techniques utilizing post-tax cash flows and discount rates. The estimates that management used in calculating the net present values depend on assumptions specific to the nature of the management service activities with regard to the amount and timing of projected future cash flows; long-term professional service forecasts; actions of competitors (competing services), future tax and discount rates.

The principal considerations for our determination that performing procedures relating to the intangible assets impairment assessments is a critical audit matter are the significant judgment by management when developing the net present value of the intangible assets. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the amount and timing of projected future cash flows and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing management’s process for developing the fair value estimate; evaluating the appropriateness of the net present value techniques; testing the completeness and accuracy of underlying data used in the model; and evaluating the significant assumptions used by management, including the amount and timing of projected future cash flows and the discount rate. Evaluating management’s assumptions related to the amount and timing of projected future cash flows and the discount rate involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the intangible assets, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

We have served as the Company’s auditor since 2017

Boca Raton, Florida

March 3, 2021

IMAC Holdings, Inc.

Consolidated Balance Sheets

December 31, 2020 and 2019

	2020	2019
ASSETS
Current assets:
Cash	$2,623,952	$373,689
Accounts receivable, net	1,513,683	1,258,325
Deferred compensation, current portion	309,375	312,258
Other assets	310,359	633,303
Total current assets	4,757,369	2,577,575

Property and equipment, net	1,777,042	3,692,009

Other assets:
Goodwill	2,040,696	2,040,696
Intangible assets, net	6,611,551	7,169,072
Deferred equity costs	-	170,274
Deferred compensation, net of current portion	354,906	549,563
Security deposits	388,407	499,488
Right of use asset	3,816,035	3,719,401
Total other assets	13,211,595	14,148,494

Total assets	$19,746,006	$20,418,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,692,283	$2,909,666
Patient deposits	295,071	189,691
Notes payable, current portion	2,527,324	1,422,554
Finance lease obligation, current portion	18,242	17,473
Lines of credit	-	79,961
Liability to issue common stock, current portion	339,375	421,044
Operating lease liability, current portion	1,078,107	1,025,247
Total current liabilities	5,950,402	6,065,636

Long-term liabilities:
Notes payable, net of current portion	1,958,883	2,109,065
Finance lease obligation, net of current portion	48,323	66,565
Liability to issue common stock, net of current portion	468,760	578,866
Operating lease liability, net of current portion	3,506,484	3,660,654

Total liabilities	11,932,852	12,480,786

Stockholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 authorized, nil issued and outstanding at December 31, 2020 and 2019	-	-
Common stock; $0.001 par value, 30,000,000 authorized; 12,839,972 and 8,913,258 shares issued at December 31, 2020 and 2019, respectively; 12,747,055 and 8,913,258 shares outstanding at December 31, 2020 and 2019, respectively.	12,834	8,907
Additional paid-in capital	25,465,007	20,050,634
Accumulated deficit	(15,045,783)	(10,042,050)
Non-controlling interest	(2,618,904)	(2,080,199)
Total stockholders’ equity	7,813,154	7,937,292

Total liabilities and stockholders’ equity	$19,746,006	$20,418,078

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2020 and 2019

	2020	2019

Total patient revenue, net	$12,822,711	$15,100,708

Management fees	12,487	25,318
Total revenue	12,835,198	15,126,026

Operating expenses:
Patient expenses	1,623,999	2,540,323
Salaries and benefits	10,495,284	10,523,409
Share-based compensation	392,050	392,217
Advertising and marketing	933,338	1,238,352
Grant funds	(415,978)	-
General and administrative	4,556,554	5,064,437
Depreciation and amortization	1,722,465	1,552,919
Total operating expenses	19,307,712	21,311,657

Operating loss	(6,472,514)	(6,185,631)

Other income (expense):
Interest income	6,073	7,794
Other income (expense)	6	(16,132)
Beneficial conversion interest expense	-	(639,159)
Gain on extinguishment of debt	1,550,843	-
(Loss) gain on sale of assets	(63,779)	140,074
Interest expense	(563,067)	(258,535)
Total other income (expenses)	930,076	(765,958)

Net loss before income taxes	(5,542,438)	(6,951,589)

Income taxes	-	-

Net loss	(5,542,438)	(6,951,589)

Net loss attributable to non-controlling interest	538,705	454,359

Net loss attributable to IMAC Holdings, Inc.	$(5,003,733)	$(6,497,230)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.45)	$(0.84)

Weighted average common shares outstanding
Basic and diluted	11,050,144	7,753,642

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

For the Years Ended December 31, 2020 and 2019

	Common Stock		Additional	Non-
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total

Balance, December 31, 2018	4,533,623	$4,534	$1,233,966	$(1,625,840)	$(3,544,820)	$(3,932,160)

Common stock issued for initial public offering proceeds, net of related fees	850,000	850	3,503,314	-	-	3,504,164

Issuance of common stock in connection with convertible notes	449,217	449	2,245,636	-	-	2,246,085

Issuance of common stock in connection with acquisitions	2,412,489	2,412	11,320,234	-	-	11,322,646

Exercise of warrants	71,469	72	357,273	-	-	357,345

Issuance of employee stock options	-	-	79,104	-	-	79,104

Issuance of common stock	596,460	590	1,311,107	-	-	1,311,697

Net loss	-	-	-	(454,359)	(6,497,230)	(6,951,589)

Balance, December 31, 2019	8,913,258	$8,907	$20,050,634	$(2,080,199)	$(10,042,050)	$7,937,292

Issuance of common stock	3,833,798	3,833	5,264,381	-	-	5,268,215

Issuance of employee stock options	-	-	150,085	-	-	150,085

Net loss	-	-	-	(538,705)	(5,003,733)	(5,542,438)

Balance, December 31, 2020	12,747,055	$12,747	$25,465,100	$(2,618,904)	$(15,045,783)	$7,813,154

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(5,542,438)	$(6,951,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,722,465	1,552,919
Beneficial conversion interest expense	-	639,159
Share based compensation	392,050	392,217
Loss on disposition of assets	63,779
Gain on extinguishment of debt	(1,550,843)
Amortization of debt issuance expense	237,143
(Increase) decrease in operating assets:
Accounts receivable, net	(234,518)	(412,805)
Other assets	162,891	(271,654)
Security deposits	111,081	(111,400)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,460,376)	1,359,099
Patient deposits	105,380	(264,689)
Net cash used in operating activities	(5,993,386)	(4,068,743)

Cash flows from investing activities:
Purchase of property and equipment	(125,987)	(1,200,216)
Purchase of license fee	(243,750)	-
Acquisition of Florida	(200,000)	-
Proceeds from sale of fixed assets	-	147,096
Net cash used in investing activities	(569,737)	(1,053,120)

Cash flows from financing activities:
Proceeds from initial public offering, net of related fees	-	3,839,482
Proceeds from warrants exercised	-	357,345
Proceeds from issuance of common stock	5,181,855	1,311,697
Proceeds from notes payable	5,391,520	212,800
Payments on notes payable	(1,505,055)	(123,348)
Payments of debt issuance costs	(157,500)	-
Proceeds from line of credit	-	20,000
Payments on line of credit	(79,961)	(300,000)
Payments on finance lease obligation	(17,473)	(16,740)
Net cash provided by financing activities	8,813,386	5,301,236

Net increase in cash	2,250,263	179,373

Cash, beginning of period	373,689	194,316

Cash, end of period	$2,623,952	$373,689

Supplemental cash flow information:
Interest paid	$63,152	$97,147
Taxes paid	$-	$18,533
Non Cash Financing and Investing:
Business acquisition via stock issuance	$-	$3,771,978
Debt discount notes payable	$305,000	$-
Debt payments by sale of property and equipment	$1,232,500	$-
Gain on extinguishment of debt	$1,700,603	$-

See notes to consolidated financial statements

Note 1 – Description of Business

IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide orthopedic therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. The Company had open two (2) medical clinics located in Tennessee and opened or acquired through management service agreements thirteen (14) medical clinics located in Kentucky, Missouri, Illinois and Florida at December 31, 2020. The Company has partnered with several well-known sports stars such as Ozzie Smith, David Price, Tony Delk and Mike Ditka in opening its medical clinics, with a focus around treating sports injuries.

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

The accompanying consolidated financial statements include the accounts of IMAC Holdings, Inc. (“IMAC Holdings”) and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”), IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) IMAC Management of Illinois, LLC (“IMAC Illinois”), Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”) and IMAC Management of Florida, LLC (“IMAC Florida”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); the following entities which are consolidated with IMAC Management of Illinois, LLC due to control by contract: Progressive Health and Rehabilitation, Ltd., Illinois Spine and Disc Institute, Ltd. and Ricardo Knight, P.C.; the following entity which is consolidated with IMAC Management Services, LLC due to control by contract: Integrated Medicine and Chiropractic Regeneration Center PSC (Kentucky PC).

In August 2018, the Company acquired 100% of Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”) and 70% of BioFirma LLC (“BioFirma”). Both companies are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity. Substantially all of the assets of BioFirma were sold effective December 31, 2019 and no longer consolidated.

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

CARES Act

The Company continues to closely monitor legislative actions at the federal, state and local levels including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and other governmental assistance that might be available in response to the COVID-19 pandemic. As part of the CARES Act, the United States government initially announced that it would offer $100 billion of relief to eligible health care providers. On April 7, 2020, Centers for Medicare and Medicaid Services (“CMS”) officials indicated they would distribute $30 billion of direct grants to hospitals, ASCs and other health care providers based on how much they bill Medicare. Payments received from these grants are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using funds received from the grants to reimburse expenses or losses that other sources are obligated to reimburse.

The Company received approximately $416,000 of the grant funds distributed under the CARES Act Provider Relief Fund program in April 2020. Based on an analysis of the compliance and reporting requirements and the impact of the COVID-19 pandemic on our operating results through the end of the third quarter, these funds were recognized as a reduction in operating expenses under the line item “Grant funds” in 2020. The recognition of amounts received is conditioned upon certification that payment will be used to prevent, prepare for and respond to the COVID-19 pandemic and shall reimburse the recipient only for healthcare related expenses or lost revenues that are attributable to the COVID-19 pandemic. Amounts are recognized as a reduction to operating costs and expenses only to the extent the Company is reasonably assured that underlying conditions are met.

Revenue Recognition

The Company’s patient service revenue is derived from non-surgical procedures performed at our outpatient medical clinics. The fees for such services are billed either to the patient or a third-party payer, including Medicare.

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

Starting in January 2020, the Company implemented wellness maintenance programs on a subscription basis. There are three membership plans offered with different levels of service for each plan. The Company recognizes membership revenue on a pro-rated monthly basis. Enrollment in the wellness maintenance program can occur at any time during the month and can be dis-enrolled at any time.

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

The Company’s patient revenue consisted of the following for the years ended December 31, 2020 and 2019:

	2020	2019

Patient revenues	$28,672,216	$32,756,644
Contractual adjustments	(15,849,505)	(17,655,936)
Patient revenue, net	$12,822,711	$15,100,708

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

Fair Value of Financial Instruments

The carrying amount of accounts receivable and accounts payable approximate their respective fair values due to the short-term nature. The carrying amount of the line of credit and note payable approximates fair values due to their market interest rates. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2020 and 2019.

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

The goodwill test is performed at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The annual impairment test includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value; the qualitative test may be performed prior to, or as an alternative to, performing a quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company is required to perform the quantitative goodwill impairment test. Otherwise, no further analysis is required.

The quantitative impairment test involves the comparison of the fair value of the reporting unit to its carrying value. The Company calculates the fair value of each reporting unit using either (i) a discounted cash flows analysis that converts future cash flow amounts into a single discounted present value amount or (ii) a market approach. The Company assesses the valuation methodology based upon the relevance and availability of the data at the time that the valuation is performed. The Company compares the estimate of fair value for the reporting unit to the carrying value of the reporting unit. If the carrying value is greater than the estimate of fair value, an impairment loss will be recognized in the amount of the excess.

The Company performs its annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2020, the Company performed a qualitative impairment test and, based on the totality of information available for the reporting units, the Company concluded that it was more-likely-than-not that the estimated fair values of the reporting units were greater than the carrying values of the reporting units and, as such, no further analysis was required.

Long-Lived Assets

Long-lived assets such as property and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairments of long-lived assets for the years presented.

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $933,338 and $1,238,352 for the years ended December 31, 2020 and 2019, respectively.

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

Income Taxes

IMAC Holdings was taxed as a partnership through May 31, 2018. As a result, income tax liabilities were passed through to the individual members. Accordingly, no provision for income taxes were reflected in the consolidated financial statements for periods prior to May 31, 2018, at which time the Company converted from a limited liability company to a Delaware corporation. Subsequent to the Company converting to a Delaware corporation, IMAC Nashville, IMAC Texas, IMAC St. Louis continued as single-member limited liability companies that are disregarded entities for tax purposes and do not file separate returns. Their activity is included as part of IMAC Holdings Inc. Advantage Therapy, IMAC Illinois and IMAC Florida are also disregarded entities for tax purposes. BioFirma is a limited liability company taxed as a partnership. Effective October 1, 2019, BioFirma became wholly owned by IMAC Holdings and was a disregarded entity for tax purposes until disposed. IMAC Management is a C-corporation and is included in the consolidated return of IMAC Holdings as a subsidiary.

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At December 31, 2020 and 2019, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2017 are open and subject to examination by the taxing authorities.

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s consolidated financial statements are prepared in accordance with GAAP including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception and had a deficiency in working capital of approximately $1.2 million at December 31, 2020. The Company had a net loss of approximately $5.0 million at December 31, 2020, and used cash in operations of approximately $6.0 million for the year ended December 31, 2020. The Company expects to continue to incur significant expenditures to develop and expand its owned and managed outpatient medical clinics.

Management recognizes that the Company must obtain additional resources to successfully integrate its acquired and managed clinics and implement its business plans. Through December 31, 2020, the Company has received funding in the form of indebtedness and from the sale of common stock. Management plans to continue to raise funds and/or refinance our indebtedness to support our operations in 2021 and beyond. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital and/or refinance indebtedness, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000. The cash amounts in excess of insured limits at December 31, 2020 and 2019 were $1,391,762 and $0, respectively.

Revenue and Accounts Receivable Concentration

As of December 31, 2020 and 2019, the Company had the following revenue and accounts receivable concentrations:

	2020		2019
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable

Patient payment	35%	38%	47%	40%
Medicare payment	40%	16%	27%	26%
Insurance payment	25%	46%	26%	34%

Note 5 – Accounts Receivable

Accounts receivable consisted of the following at December 31:

	2020	2019

Accounts receivable, net of contractual adjustments	$1,542,665	$1,285,228
Less: allowance for doubtful accounts	(28,982)	(26,903)
Accounts receivable, net	$1,513,683	$1,258,325

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

On December 31, 2019, the Company and BioFirma consummated the sale of substantially all of BioFirma’s assets pursuant to an asset purchase agreement with Self Care Regeneration LLC for a purchase price of $320,800, plus the assumption of certain of BioFirma’s liabilities, all of which were due to be paid to us no later than March 30, 2020. On March 31, 2020, the due date for the payment of the asset sale purchase price was extended to June 30, 2020. As of December 31, 2020, the acquirer of the assets had paid $10,000 in cash and gave the Company medical supplies valued at $82,500 as a payment in-kind. The Company has recorded a bad debt expense for the outstanding receivable of $257,000.

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
$200,000

Note 7 – Property and Equipment

Property and equipment consisted of the following at December 31:

	Estimated
	Useful Life in Years	2020	2019

Land and building	40	$-	$1,175,000
Leasehold improvements	Shorter of asset or lease term	2,064,669	2,262,398
Equipment	1.5 - 7	2,012,276	1,948,347
Total property and equipment		4,076,945	5,385,745

Less: accumulated depreciation		(2,302,273)	(1,693,736)
		1,774,672	3,692,009

Construction in progress		2,370	-
Total property and equipment, net		$1,777,042	$3,692,009

Depreciation was $786,313 and $748,271 for the years ended December 31, 2020 and 2019, respectively.

Note 8 – Intangibles Assets and Goodwill

Intangible assets that were acquired in connection with the acquisition transactions (Note 6) during 2020 and 2019:

		December 31, 2020
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(1,706,379)	$6,234,019
Non-compete agreements	3 years	301,000	(257,139)	43,861
Customer lists		134,882	(44,961)	89,921
Definite lived assets		8,376,280	(2,008,479)	6,367,801
Research and development		243,750	-	243,750
Goodwill		2,040,696	-	2,040,696
Total intangible assets and goodwill		$10,660,726	$(2,008,479)	$8,652,247

		December 31, 2019
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$8,019,199	$(994,321)	$7,024,878
Non-compete agreements	3 years	301,000	(156,806)	144,194
Definite lived assets		8,320,199	(1,151,127)	7,169,072
Goodwill		2,040,696	-	2,040,696
Total intangible assets and goodwill		$10,360,895	$(1,151,127)	$9,209,768

Amortization was $936,152 and $804,648 for the years ended December 31, 2020 and 2019, respectively.

The Company’s estimated future amortization of intangible assets is as follows:

Years Ending December 31,

2021	$882,861
2022	839,000
2023	794,040
2024	794,040
2025	794,040
Thereafter	2,263,820
$6,367,801

Note 9 – Operating Leases

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method applied to leases that were in place at January 1, 2019. The Company’s leases consist of operating leases that relate to real estate rental agreements. All of the value of the Company’s lease portfolio upon adoption relates to real estate lease agreements that were entered into starting March 2017.

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

Right of Use Assets

Right of use assets are included in the consolidated Balance Sheet as follows:

	December 31, 2020	December 31, 2019

Non-current assets
Right of use assets, net of amortization	$3,816,035	$3,719,401

Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Operating lease expense	$1,236,180	$1,042,028

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The amount of future minimum lease payments under operating are as follows:

Operating Leases

Undiscounted future minimum lease payments:
2021	$1,189,920
2022	1,188,804
2023	1,093,893
2024	731,468
2025	376,203
Thereafter	287,878
Total	4,868,166
Amount representing imputed interest	(283,575)
Total operating lease liability	4,584,591
Current portion of operating lease liability	(1,078,107)
Operating lease liability, non-current	$3,506,484

Note 10 – Lines of Credit

Advantage Therapy had a $100,000 line of credit with a financial institution that matured on November 20, 2020. The line accrued interest at a variable rate. The line was secured by substantially all of IMAC Holding’s assets. This line of credit had a balance of $79,975 as of December 31, 2019 and was repaid at maturity.

Note 11 – Notes Payable

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

On March 25, 2020, the Company entered into a note purchase agreement with Iliad Research & Trading, L.P. (“Iliad”), pursuant to which the Company agreed to issue and sell to Iliad a secured promissory note (the “Note”) in an aggregate initial principal amount of $1,115,000 (the “Initial Principal Amount”), which is payable on or before the date that is 18 months from the issuance date (the “Maturity Date”). The Initial Principal Amount includes an original issue discount of $100,000 and $15,000 that the Company agreed to to cover Iliad’s legal fees, accounting costs, due diligence and other transaction costs. In exchange for the Note, Iliad paid an aggregate purchase price of $1,000,000. Interest on the Note accrues at a rate of 10% per annum and is payable on the Maturity Date or otherwise in accordance with the Note. The Note may be prepaid by the Company (with the payment of a premium), may be required by Iliad to be redeemed by the Company for up to $200,000 per month after the six-month anniversary of the issuance of the Note (subject to certain deferral rights), and is subject to customary event of default (with a default interest rate of up to 22%). The Note transaction documents also give Iliad a right of first refusal to future debt issuances and a right to the first $250,000 of every $1 million of proceeds from future sales of equity by the Company. The Note is secured by the assets of the Company, other that the Company’s owned real property, intellectual property and accounts receivable, pursuant to a security agreement. The Note was repaid December 2020.

On April 16, 2020, the Company entered into a loan with Pinnacle Bank as the lender (“Lender”) in an aggregate principal amount of $1,691,520 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The Loan is evidenced by a promissory note (the “PPP Note”) dated April 16, 2020 and matures on April 16, 2022. The PPP Note bears interest at a rate of 1.000% per annum, with the first six months of payments deferred. On October 20, 2020, IMAC submitted a loan forgiveness application to the U.S. Small Business Administration (“SBA”) and was approved for full forgiveness on November 2, 2020.

On October 29, 2020, the Company entered into a note purchase agreement (the “October Purchase Agreement”) with Iliad, pursuant to which the Company agreed to issue and sell to Iliad a secured promissory note (the “October Note”) in an initial principal amount of $2,690,000 (the “October Principal Amount”), which is payable on or before April 29, 2022. The October Principal Amount includes an original discount of $175,000 and $15,000 that the Company agreed to pay Iliad’s legal fees, accounting costs, due diligence and other transaction costs. In exchange for the October Note, Iliad paid a purchase price of $2,500,000. The October Purchase Agreement also provides for indemnification of Iliad and its affiliates in the event that they incur loss or damage related to, amount other things, breach by the Company of any of its representations, warranties or covenants under the October Purchase Agreement. In connection with the October Purchase Agreement and the October Note, the Company entered into a Security Agreement with Iliad (the “October Security Agreement”), pursuant to which the obligations of the Company is secured by all of the assets of the Company, excluding the Company’s accounts receivable and intellectual property. Upon an event of default under the October Note, the October Security Agreement entitles Iliad to take possession of such collateral; provided that Iliad’s security interest and remedies with respect to the collateral are junior in priority to the security interest previously granted by the Company to Iliad in connection with a separate financing entered into by them on March 25, 2020, for which Iliad holds a senior, first-priority security interest in the same collateral.

	December 31,	December 31,
	2020	2019

Note payable to Edward S. Bredniak in the amount of up to $2,000,000. An existing note payable with this entity in the amount of $379,676 has been combined into the new note payable which carries an interest rate of 10% per annum. This note was amended in September 2020 and all outstanding balances are due January 5, 2022.	$1,750,000	$1,750,000

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matures on May 15, 2023, and is secured by the personal guarantees of certain Company executives.	72,238	99,628

$1.2 million mortgage loan with a financial institution. The loan agreement was originally for 6-months and carries an interest rate of 3.35%. The loan matured in 2019. This mortgage was repaid on July 24, 2020.	-	1,232,500

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	81,330	93,652

Note payable to a financial institution in the amount of $200,000 dated May 4, 2016. The note requires 60 monthly installments of $3,881 including principal and interest at 4.25%. The note matures on May 4, 2021, and is secured by the equipment and personal guarantees of certain Company executives.	19,191	63,913

Note payable to an employee in the amount of $101,906 dated March 8, 2017. The note requires payments in five annual installments of $23,350, including principal and interest at 5%. The note matures on December 31, 2021, and is unsecured.	20,000	60,000

$112,800 payable to a landlord of Advantage Therapy, LLC pursuant to a lease dated March 1, 2019. The debt is payable in 60 monthly installments of $2,129, including principal and interest at 5%. The debt matures on June 1, 2024.	81,862	102,744

Note payable to a financial institution in the amount of $140,000, dated September 25, 2019. The note requires 36 consecutive monthly installments of $4,225 including principal and interest at 5.39%. The note matures on September 19, 2022 and is secured by a personal guarantee of the Vice President of Business Development of the Company.	84,444	129,182

Note payable in the amount of $2,690,000, dated October 29, 2020. The note is payable on or before April 29, 2022. The interest on the note accrues at a rate of 7% per annum and is payable on the maturity date or otherwise in accordance with the note.	2,690,000	-

Unamortized debt issuance costs	(312,858)	-

	4,486,207	3,531,619
Less: current portion:	(2,527,324)	(1,422,554)
	$1,958,883	$2,109,065

Principal maturities of notes payable are as follows:

Years Ending December 31,	Amount

2021	$2,527,324
2022	1,854,186
2023	51,657
2024	27,631
2025	15,813
Thereafter	9,596
Total	$4,486,207

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

On April 19, 2019, the Company consummated the Merger Agreement and issued 1,002,306 shares of its common stock as Merger Consideration.

On July 15, 2019, the Company signed a $10 million share purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company. In consideration for entering into the $10 million agreement, the Company issued to Lincoln Park 60,006 shares of Company common stock as a commitment fee. The Purchase Agreement limits our sales of shares of common stock to Lincoln Park to 1,669,359 shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the Purchase Agreement unless (a) stockholder approval is obtained to issue more than such amount or (b) the average price of all applicable sales of our common stock to Lincoln Park under the Purchase Agreement equals or exceeds the lower of (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding July 15, 2019 or (ii) the average of the closing price of our common stock on the Nasdaq Capital Market for the five business days immediately preceding July 15, 2019. As of December 31, 2020, pursuant to the Purchase Agreement, the Company sold an additional 1,602,294 shares of common stock of the Company to Lincoln Park for aggregate proceeds to the Company of $2,424,053 (excluding the 60,006 shares issued to Lincoln Park as a commitment fee).

On June 18, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional accredited investors (the “Purchasers”) pursuant to which the Company offered for sale to the Purchasers an aggregate of 1,764,000 shares (the “Shares”) of its common stock, in a registered direct offering (the “Registered Direct Offering”). The Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-237455) originally filed with the SEC on March 27, 2020 (as amended, the “Registration Statement”), which was declared effective on April 3, 2020. The purchase price for one Share in the Registered Direct Offering was $1.50, and closing of the Registered Direct Offering occurred on June 22, 2020. The Company received approximately $2.644 million in gross proceeds from the Registered Direct Offering. The Company used approximately $0.5 million of the gross proceeds for the repayment of certain indebtedness, and the remaining proceeds to the Company will be used to finance the costs of developing and acquiring additional outpatient medical clinics as part of the Company’s growth and expansion strategy and for working capital.

On October 5, 2020, the Company launched an at-the-market offering (the “Offering”) of up to $5,000,000 worth of shares of the Company’s common stock, par value $0.001 per share, pursuant to an At-The-Market Issuance Sales Agreement, dated October 5, 2020, by and between the Company and Ascendiant Capital Markets, LLC. As of December 31, 2020, pursuant to the Agreement, the Company had issued 907,082 shares of common stock of the Company to Ascendiant Capital Markets for aggregate proceeds to the Company of approximately $1,500,000.

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

Stock Options

As of December 30, 2020, the Company had issued stock options to purchase 360,169 shares of its common stock as non-qualified stock options to various employees of the Company, of which 90,500 shares of common stock at an exercise price of $1.24 per share during 2020. These options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months and are exercisable for a period of ten years. Stock based compensation for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The per-share fair values of these options is calculated based on the Black-Scholes-Merton pricing model with the following assumptions: a volatility rate of 32.2%, risk free rate of 2.4% and the expected term of 10 years.

The information below summarizes the stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2018	-	$-	-
Granted	321,018	4.04	3.39
Exercised	-	-	-
Cancelled	(14,816)	4.04	3.64
Outstanding at December 31, 2019	306,202	$4.04	3.38
Granted	90,500	1.24	3.07
Exercised	-	-	-
Cancelled	(36,533)	2.12	2.87
Outstanding at December 31, 2020	360,169	$3.43	3.35

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

On May 21, 2020, the Company granted 10,000 RSUs to a Board member that vested immediately.

On October 20, 2020, the Company granted an aggregate of 300,000 RSUs to Board members with these RSUs vesting in eight equal quarterly installments commencing on February 1, 2021, provided the Board members remain directors of the Company.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	-	$-
Granted	277,500	4.04
Vested	(30,000)	4.04
Cancelled	-	-
Outstanding at December 31, 2019	247,500	$4.04
Granted	310,000	0.83
Vested	(76,875)	3.72
Cancelled	(40,000)	4.04
Outstanding at December 31, 2020	440,625	$1.83

Note 13 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 50% of up to 6% of total compensation for those employees making salary deferrals. The Company made contributions of $103,902 and $78,768 during 2020 and 2019, respectively.

Note 14 – Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Deferred tax benefit at the federal statutory rate	21%
Valuation allowance	-21%
0%

At December 31, 2020, the Company has a net operating loss carryforward of approximately $11.4 million for federal and state purposes. This loss will be available to offset future taxable income. There is no expiration of this carryforward as it was generated after December 31, 2017. The deferred tax asset relating to the operating loss carryforward has been fully reserved. The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

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

Note 16 – Subsequent Events

On January 14, 2021, the Company executed a definitive agreement to acquire assets of NCH Chiropractic, PLLC dba Synergy Healthcare in Orlando, Florida. The purchase price of Synergy Healthcare represents 0.8 times 2020 owners discretionary free cash flow and 1.4 times 2020 free cash flow when adjusted for seller replacement costs. The Company completed the cash transaction on February 28, 2021.

On February 4, 2021, the Company executed a definitive agreement for an asset purchase and implemented a management agreement of Willmitch Chiropractic in Tampa, Florida. The transaction was completed on February 8, 2021, at a transaction price of 1.0 times 2020 owners discretionary free cash flow, with earnout provisions eligible to the seller equivalent to 0.25 times owners discretionary free cash flow.

On February 17, 2021, the Company formed The Back Space, LLC, a Delaware single member limited liability corporation.

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

(2)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was ineffective as of December 31, 2020 and 2019.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position

Jeffrey S. Ervin	43	Chief Executive Officer and Director

Matthew C. Wallis, DC	47	Chief Operating Officer and Director

Sheri F. Gardzina, CPA	52	Chief Financial Officer

Maurice E. Evans	41	Director

Michael D. Pruitt	60	Director

Cary W. Sucoff	68	Director

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

Sheri F. Gardzina, CPA joined our company in November 2017 and serves as our Chief Financial Officer. Prior to joining IMAC, Ms. Gardzina served as the controller or member of the accounting executive team of Smile Direct Club, LLC, a marketer of invisible aligners, from June 2016 to September 2017, Adoration Health, a home health and hospice company, from October 2015 to June 2016, Lattimore, Black, Morgan & Cain, an accounting and consulting firm where she provided temporary chief financial officer services to Peak Health Solutions, from August to September 2015, EB Employee Solutions, LLC, a healthcare self-insurance product developer, from May to December 2014, and Inspiris Inc., a start-up care management company sold to Optum, from November 2003 to May 2014. Ms. Gardzina started her career as an auditor with Ernst & Young, where she worked from October 1994 to August 1997. Ms. Gardzina earned a B.S. degree in business administration and finance from Purdue University and an M.S. in accountancy and M.B.A. from Northeastern University.

Maurice E. (Mo) Evans joined our Board of Directors in October 2020. Mr. Evans. is a business leader, advisor, consultant, investor and speaker to businesses in the sports business vertical. He is the co-founder of ELOS Sports and Entertainment, LLC (“ELOS”), a provider of brand management services to athletes and businesses in the sports and entertainment industry. Mr. Evans has served as the principal of ELOS since 2014. Prior to that, from 2001 to 2012, he was a professional basketball player, including for the Washington Wizards, Atlanta Hawks, Orlando Magic, Los Angeles Lakers, Detroit Pistons and Sacramento Kings. He also served as Executive Vice President of the NBA Players Association from 2010 to 2013. Mr. Evans received a B.A. degree from the University of Texas at Austin. Mr. Evans provides more than a decade of experience in leading and managing customer-centric personal service organizations such as the NBA Players Association and ELOS Sports and Entertainment, which is highly relevant to our business, making him well qualified as a member of our Board. He also brings to our company a unique perspective of how an athlete addresses a sports injury.

Michael D. Pruitt joined our Board of Directors in October 2020. He founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments in 1999. In 2001, he formed Avenel Ventures, a technology investment and private venture capital firm. In February 2005, Mr. Pruitt formed Chanticleer Holdings, Inc., then a public holding company (now known as Sonnet BioTherapeutics Holdings, Inc.), and he served as Chairman of the Board of Directors and Chief Executive Officer until April 1, 2020, at which time the restaurant operations of Chanticleer Holdings were spun out into a new public entity, Amergent Hospitality Group, Inc., where Mr. Pruitt has served as its Chairman and Chief Executive Officer to date. Mr. Pruitt also served as a director on the board of Hooters of America, LLC from 2011 to 2019. Mr. Pruitt received a B.A. degree from Costal Carolina University. He currently sits on the Board of Visitors of the E. Craig Wall Sr. College of Business Administration, the Coastal Education Foundation Board, and the Athletic Committee of the Board of Trustees. Mr. Pruitt’s over 15 years of day-to-day operational leadership and service as a board member at public companies Chanticleer Holdings and Amergent Hospitality Group make him well qualified as a member of the Board. He also brings transactional expertise in mergers and acquisitions and capital markets.

Cary W Sucoff joined our Board of Directors in October 2020. Mr. Sucoff has more than 30 years of securities industry experience encompassing supervisory, banking and sales responsibilities. He has participated in the financing of more than 100 public and private companies. Since 2011, Mr. Sucoff has owned and operated Equity Source Partners LLC, an advisory and consulting firm. Mr. Sucoff currently serves on the board of directors of ContraFect Corporation, Legacy Education Alliance Inc., First Wave Technologies, Inc. and Galimedix Pharmaceuticals Inc. In addition, Mr. Sucoff currently serves as a consultant to Sapience Therapeutics. Mr. Sucoff is the past President of New England Law|Boston, has been a member of its Board of Trustees for over 25 years and is the current Chairman of its Endowment Committee. Mr. Sucoff received a B.A. degree from the State University of New York at Binghamton and a J.D. from New England School of Law, where he was managing editor of the Law Review and graduated magna cum laude. He has been a member of the Bar of the State of New York since 1978. Mr. Sucoff demonstrates knowledge of our company’s business due to his many years of experience as an investor, consultant and board member with a range of companies in the healthcare industry, making his input invaluable to the board’s discussion of our growth and expansion strategy. He also brings experience in corporate controls and governance as a lawyer.

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

Board Composition

Our business and affairs are managed under the direction of our board of directors. The number of directors is determined by our board of directors, subject to the terms of our certificate of incorporation and bylaws. Our board of directors currently consists of five members.

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

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Messrs. Evans, Pruitt and Sucoff, representing a majority of our directors, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq rules. In making these determinations, our board of directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Under Nasdaq rules, the membership of the audit committee is required to consist entirely of independent directors, subject to applicable phase-in periods. The following is a brief description of our committees.

Audit committee. In accordance with our audit committee charter, our audit committee oversees our corporate accounting and financial reporting processes and our internal controls over financial reporting; evaluates the independent public accounting firm’s qualifications, independence and performance; engages and provides for the compensation of the independent public accounting firm; approves the retention of the independent public accounting firm to perform any proposed permissible non-audit services; reviews our consolidated financial statements; reviews our critical accounting policies and estimates and internal controls over financial reporting; and discusses with management and the independent registered public accounting firm the results of the annual audit and the reviews of our quarterly consolidated financial statements. We believe that our audit committee members meet the requirements for financial literacy under the current requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. In addition, the board of directors has determined that Michael D. Pruitt is qualified as an audit committee financial expert within the meaning of SEC regulations. We have made this determination based on information received by our board of directors, including questionnaires provided by the members of our audit committee. The audit committee is composed of Messrs. Pruitt (Chairman), Evans and Sucoff.

Compensation committee. In accordance with our compensation committee charter, our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of the Chief Executive Officer and other senior officers, evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations. The compensation committee also administers the issuance of stock options and other awards under our equity-based incentive plans. We believe that the composition of our compensation committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The compensation committee is composed of Messrs. Evans (Chairman) and Pruitt.

Nominating and governance committee. In accordance with our nominating and governance committee charter, our nominating and governance committee recommends to the board of directors nominees for election as directors, and meets as necessary to review director candidates and nominees for election as directors; recommends members for each committee of the board; oversee corporate governance standards and compliance with applicable listing and regulatory requirements; develops and recommends to the board governance principles applicable to the company; and oversee the evaluation of the board and its committees. We believe that the composition of our nominating and governance committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The nominating and governance committee is composed of Messrs. Sucoff (Chairman) and Evans.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our equity securities to file reports of ownership and changes in ownership of our securities (Forms 3, 4 and 5) with the SEC. To the best of our knowledge, based solely on a review of the Section 16(a) reports and written statements from executive officers and directors, for the years ended December 31, 2020 and 2019, all required reports of executive officers, directors and holders of more than 10% of our equity securities were filed on time, except for any such reports which may have been filed late due to administrative delays.

Family Relationships

There are no family relationships among our directors and executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended December 31, 2020 and 2019, and (ii) our two other most highly compensated executive officers who received compensation during the years ended December 31, 2020 and 2019 of at least $100,000 and who were executive officers on December 31, 2020 and 2019. We refer to these persons as our “named executive officers” in this prospectus. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period:

Name and Position	Years	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Comp	Non-qualified Deferred Comp	All Other Comp	Total
Jeffrey S. Ervin,	2020	$253,291	-	$-	$-	-	-	$-	$253,291
Chief Executive Officer	2019	$238,077	-	606,000	606,000	-	-	$1,800	$1,451,877

Matthew C. Wallis, DC,	2020	$254,177	-	-	-	-	-	$-	$254,177
Chief Operating Officer	2019	$252,269	-	-	-	-	-	5,000	$257,269

-

Sheri Gardzina,	2020	$172,651	-	$-	$-	-	-	$-	$172,651
Chief Financial Officer	2019	$160,538	-	151,500	151,500	-	-	$1,500	$465,038

Employment Agreements

We entered into employment agreements effective October 1, 2018 with Sheri Gardzina and March 1, 2019 with each of Jeffrey Ervin and Matthew Wallis. The employment agreement with Ms. Gardzina extends for a term expiring on December 31, 2020. The employment agreements with Messrs. Ervin and Wallis extend for a term expiring on February 28, 2023.

Pursuant to their employment agreements, Messrs. Ervin and Wallis and Ms. Gardzina have agreed to devote substantially all of their business time, attention and ability, to our business as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, respectively. The employment agreements provide that Messrs. Ervin and Wallis will receive a base salary during the first year of the agreement at an annual rate of $240,000 and $240,000, respectively, for services rendered in such positions. Under the employment agreements for Messrs. Ervin and Wallis, their annual base salaries are each increased to $254,000, $267,000 and $280,000 during the second, third and fourth years of each agreement, respectively. Ms. Gardzina received a base salary at a rate of $150,000 per year through December 31, 2018, $160,000 for the period of January 1, 2019 through September 30, 2019 and $170,000 for the period of October 1, 2019 through September 30, 2020. In addition, each executive may be entitled to receive, at the sole discretion of our board of directors, cash bonuses based on the executive meeting and exceeding performance goals of the company. Each executive is entitled to participate in our 2018 Incentive Compensation Plan. We have also agreed to pay or reimburse each executive up to $100 per month for the business use of his personal cell phone.

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

Grants of Plan-Based Awards

As of December 31, 2020, the Company had outstanding stock options to purchase 360,169 shares of its common stock which were granted as non-qualified stock options to various employees of the Company. These options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months, are exercisable for a period of ten years, and enable the holders to purchase shares of the Company’s common stock at the exercise price of award. The per-share fair values of these options are $1.87, based on Black-Scholes-Merton pricing model with the following assumptions: a volatility rate of 32.2%, risk free rate of 2.4% and the expected term of 10 years.

On May 21, 2019, the Company granted an aggregate of 277,500 Restricted Stock Units (“RSUs”) to certain employees, executives and Board members, the terms of which vest over various periods between the date of grant and four years following the date of grant. On August 13, 2019, 30,000 shares of common stock were issued pursuant to granted RSUs which had vested as of such date. On June 30, 2020, 56,875 shares of common stock were issued pursuant to granted RSUs which had vested.

On May 21, 2020, the Company granted 10,000 Restricted Stock Units (“RSUs”) to board member Gerard M. Hayden, Jr., which vested immediately.

On October 31, 2020, the Company granted an aggregate of 300,000 Restricted Stock Units (“RSUs”) to Board members, which vest in eight equal quarterly installments commencing on December 31, 2020 provided the Board member remains a director of the Company.

Outstanding Equity Awards at December 31, 2020

No stock options or other equity awards were granted to any of our named executive officers during the year ended December 31, 2020. Mr. Ervin and Ms. Gardzina were awarded 150,000 and 37,500 restricted stock units and 150,000 and 37,500 stock options, respectively, during the year ended December 31, 2019.

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2020, including the value of the stock awards.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)
Jeffrey Ervin	5/21/2019	59,375	90,625	(1)	$4.04	5/21/2029	112,500	(1)	$172,125
Sheri Gardzina	5/21/2019	14,844	22,656	(1)	$4.04	5/21/2029	28,125	(1)	$43,031

(1)	Four-year vesting with four equal annual installments

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

Equity Compensation Plan Summary

The following table provides information as of December 31, 2020, relating to our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Equity Grants	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plan approved by security holders (1)	360,169	$3.53	639,831
Equity compensation plans not approved by security holders	-	$-	-
Total	360,169	$3.53	639,831

(1)	Consists solely of the 2018 Incentive Compensation Plan.

Director Compensation

We compensate each non-employee director through annual stock option grants and by paying a cash fee for each board of directors and committee meeting attended. Our directors in 2019, Messrs. Ellwanger, Hampton and Weiland, were paid $6,000 each and awarded 30,000 restricted stock units. Mr. Weiland resigned as a director on February 10, 2020, and Gerard M. Hayden, Jr. was appointed to replace Mr. Weiland on the same date. On October 21, 2020, our directors Messrs. Ellwanger, Hampton and Hayden resigned from the Board effective the earlier of November 30, 2020 or the appointment of Board replacements. As of November 2, 2020, Messrs. Evans, Pruitt, and Sucoff were elected to our Board. Our Board of Directors will review director compensation annually and adjust it according to then current market conditions and good business practices. See compensation for the year ended December 31, 2020 in the table below.

Non-Employee Director Compensation Table

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of our Board of Directors for the fiscal year ended December 31, 2020.

Name	Fees Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Comp ($)	Total ($)
David Ellwanger(3)	$12,500	$-	$14,200	-	-	-	$26,700
George Hampton(3)	$12,500	$-	$14,200	-	-	-	$26,700
Dean Weiland(2)	$4,500	$-	-	-	-	-	$4,500
Gerard M. Hayden, Jr. (3)	$8,000	$48,300	-	-	-	-	$56,300
Maurice E. Evans	$2,000	$80,000	-	-	-	-	$82,000
Michael D. Pruitt	$2,000	$80,000	-	-	-	-	$82,000
Cary W. Sucoff	$2,000	$80,000	-	-	-	-	$82,000

(1)	Represents full fair value at grant date of RSUs granted to our directors, computed in accordance with FASB ASC Topic 718.
(2)	Mr. Weiland resigned as a director on February 10, 2020, and Gerard M. Hayden, Jr. was appointed to replace Mr. Weiland on the same date.
(3)	Mr. Ellwanger, Mr. Hampton and Mr. Hayden resigned as directors effective as of the earlier date of November 30, 202 or the appointment of their respective replacements. Maurice D. Evans, Michael D. Pruitt and Cary W. Sucoff were appointed as directors of the Board as of October 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 28, 2021 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o IMAC Holdings, Inc., 1605 Westgate Circle, Brentwood, Tennessee 37027.

Percentage of beneficial ownership in the table below is calculated based on 13,257,441 shares of common stock outstanding as of February 28, 2021. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of February 28, 2021. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned

Jeffrey S. Ervin	291,400	2.2%

Matthew C. Wallis, DC	2,151,604	16.2%

Sheri Gardzina	-	*

David Ellwanger	-	*

George Hampton(1)	6,438	*

Gerard Hayden	-	*

Edward S. Bredniak 2008 Grantor Retained Annuity Trust(2)	699,409	5.3%

Edward S. Bredniak Exempt Trust(3)	699,413	5.3%

Jason Brame	686,246	5.1%

All directors and executive officers as a group (6 persons)(4)	2,443,004	18.4%

*	Less than 1% of outstanding shares.

(1)	Includes currently exercisable warrants to purchase 4,292 shares of common stock.

(2)	The beneficiaries of the Edward S. Bredniak 2008 Grantor Retained Annuity Trust (Susan L. Bredniak, trustee) (the “GRAT”) are the grantor’s spouse and descendants. The GRAT’s primary objective is to fund distributions to the grantor’s spouse and children.

(3)	The beneficiaries of the Edward S. Bredniak Exempt Trust (Susan L. Bredniak, trustee) (the “Exempt Trust”) are the grantor’s spouse and descendants. The Exempt Trust has the primary objective of funding distributions to the grantor’s grandchildren and later descendants. The GRAT and the Exempt Trust disclaim beneficial ownership of each other’s shares of common stock. The address of each trust described in footnotes (3) and (4) is 140 Pearl Street, Suite 100, Buffalo, NY 14202.

(4)	Includes currently exercisable warrants to purchase 4,292 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDENPENDENCE

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

BioFirma, LLC. On August 20, 2018, we acquired a 70% ownership position in BioFirma, LLC for $1,000 in cash. On October 1, 2019, the minority interest holder in BioFirma assigned the remaining 30% ownership interest to us in exchange for the assumption of the liabilities associated with such interest. On December 31, 2019, we completed the sale of substantially all of the assets of BioFirma to Self Care Regeneration LLC for proceeds of $320,800, plus reimbursement of certain expenses, all of which are due to be paid to us no later than June 29, 2020. As of December 31, 2020, the acquirer of the assets had paid $10,000 in cash and us medical supplies valued at $82,500 as a payment in-kind. We have recorded a bad debt charge for the remaining selling price, $257,000. The acquisition and disposition of this entity was not considered significant as measured under specific financial tests of the SEC.

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

Integrative RehabMedicine, SC. In November 2019, we entered into a management agreement for a one year term that auto-renews for an occupational and physical therapy practice in Rockford, Illinois. This location occupies 3,056 square feet and has a lease that expires in July 2023.

Chiropractic Health of Southwest Florida. In January 2020, we acquired the assets and assumed the building lease liability of Chiropractic Health of Southwest Florida, Inc. (CHSF) in Bonita Springs, Florida. The building lease expires in December 2024. The acquisition of this practice expands into a new market where we can provide additional services from what was being provided, which included physical therapy, chiropractic care and soft tissue therapies.

Campbell Chiropractic. In August 2020, we entered into a sublease agreement with Campbell Chiropractic in Richmond, Kentucky. The shared space arrangement allows us full access to the space twice weekly. This facility provides chiropractic care and will allow collaboration opportunities in the future.

Lockwood Chiropractic, LLC. We acquired the chiropractic clinic of Lockwood Chiropractic in Webster Groves, Missouri, a suburb of St. Louis, in November 2020 in a Practice Purchase Agreement. The facility will continue to operate under the direction of Sharon Whalen, D.C. and will provide us the opportunity to provide our services to a wider patient base outside the city.

Related Party Transactions

On June 1, 2018, we entered into a note payable to the Edward S. Bredniak Revocable Trust, the trustee of which is Edward S. Bredniak, a former director of our company, in the amount of up to $2,000,000. An existing note payable with this entity with an outstanding balance of $379,675.60 was combined into the new note payable. The note carries an interest rate of 10% per annum and all outstanding balances are due and payable 13 months after the closing of this offering. On June 28, 2019, we entered into an amendment to this note (the “Amendment”). Among other things, the Amendment provided for the extension of the maturity of the note to January 5, 2021, reduced the principal amount of the note from $2,000,000 to $1,750,000, corrected the name of the lender under the note from The Edward S. Bredniak Revocable Trust u/a dated 8/14/2015 to Edward S. Bredniak, and provided for the payment of any outstanding amounts under the note which exceed $1,750,000 as of the date of the Amendment. The proceeds of this note are being used to satisfy ongoing working capital needs, expenses related to the preparation for our initial public offering, equipment and construction costs related to new clinic locations, and potential business combination and transaction expenses. In November 2020, we entered into an amendment to this note (the “Amendment 2.0”) that provided for the extension of the maturity of the note to January 5, 2022. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

On March 4, 2020, the Company entered into a series of 10% Promissory Notes with two independent directors of the Company, George Hampton and Gerard M. Hayden, Jr., as well as Jeffrey S. Ervin, Chief Executive Officer and director, and Matthew C. Wallis, DC, Chief Operating Officer and director, pursuant to which the Company borrowed a total of $200,000 from these individuals to be used by the Company to fund its working capital requirements. The borrowings under the notes are unsecured and bear interest at a rate of 10% per annum, with interest deferred through and payable on the maturity date. The principal and interest were paid on March 25, 2020.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Director Independence

Our Board of Directors has determined that Messrs. Evans, Pruitt and Sucoff, representing a majority of our directors, are independent directors (as currently defined in Rule 5605(a)(2) of the NASDAQ listing rules). In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed above. The independent directors meet as often as necessary to fulfill their responsibilities, including meeting at least twice annually in executive session without the presence of non-independent directors and management.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In 2018, the Board selected Daszkal Bolton LLP as its independent accountant to audit the registrant’s financial statements. Since they were retained, there have been (1) no disagreements between us and Daszkal Bolton LLP on any matters of accounting principle or practices, financial statement disclosure, or auditing scope or procedures and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K. Daszkal Bolton LLP has not issued any reports on our financial statements during the previous two fiscal years that contained any adverse opinion or a disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principle. In connection with the audit of the 2020 and 2019 financial statements, we entered into an engagement agreement with Daszkal Bolton LLP which sets forth the terms by which Daszkal Bolton LLP has performed audit and related professional services for us. A representative from Daszkal Bolton LLP is expected to be present at the stockholder’s meeting, will be able to make a statement if desired and will be available to respond to questions.

The following table sets forth the aggregate accounting fees paid by us for the year ended December 31, 2020 and the year ended December 31, 2019. The below fees were paid to the firm Daszkal Bolton LLP. All non-audit related services in the table were pre-approved and/or ratified by the Board of Directors prior to our initial public offering or the Audit Committee of our Board of Directors following our initial public offering.

	Year Ended	Year Ended
Type of Fees	December 31, 2020	December 31, 2019
Audit fees	$149,000	$133,590
Audit related fees	27,750	23,500
Tax fees	8,000	20,000
Total	$192,750	$177,090

Types of Fees Explanation

Audit Fees. Audit fees were incurred for accounting services rendered for the audit of our consolidated financial statements for the years ended December 31, 2020 and 2019 and reviews of quarterly consolidated financial statements.

Audit Related Fees. We incurred fees in connection with accounting reviews for Form-3 Comfort Letters to Underwriters.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dates as of April 1, 2019, by and among IMAC Holdings Inc., IMAC Management of Illinois, LLC, ISDI Holdings Inc. and Jason Hui (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019 and incorporated herein by reference).

2.2	Amendment to Agreement and Plan of Merger, dated April 19, 2019, by and among IMAC Holdings Inc., IMAC Management of Illinois, LLC, ISDI Holdings, Inc., ISDI Holdings II, Inc., PHR Holdings, Inc., and Jason Hui (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019 and incorporated herein by reference).

3.1	Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2018 and incorporated herein by reference).

3.3	Certificate of Correction of the Certificate of Incorporation of IMAC Holdings, Inc. filed with the Delaware Secretary of State on August 8, 2019 (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2019 and incorporated herein by reference).

3.4	Bylaws of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.2	Form of Common Stock Warrant certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.3	Form of Warrant Agency Agreement between IMAC Holdings, Inc. and Equity Stock Transfer, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.4	Form of Underwriters’ Unit Purchase Option (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 8, 2019 and incorporated herein by reference).

4.5	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2020 and incorporated herein by reference).

10.1†	2018 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.2	Form of Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.3	Form of Securities Purchase Agreement between IMAC Holdings, LLC and investors listed therein (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.4	Management Services Agreement between IMAC Holdings, LLC and Integrated Medicine and Chiropractic Regeneration Center PSC (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.5	Unit Purchase Agreement among IMAC Holdings, Inc., IMAC of St. Louis, LLC and certain unitholders of IMAC of St. Louis LLC (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.6	Promissory Note for $1,232,500, dated March 29, 2018, to Independence Bank of Kentucky (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.7	Commercial Line of Credit Agreement, dated May 1, 2018, between Integrated Medicine and Chiropractic Regeneration Center of St. Louis, LLC and Independence Bank of Kentucky (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.8	Promissory Note for $2,000,000, dated June 1, 2018, to Edward S. Bredniak Revocable Trust U/A Dated August 14, 2015 (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.9	Merger Agreement with Clinic Management Associates, LLC (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 3, 2018 and incorporated herein by reference).

10.10	Unit Purchase Agreement for Advantage Hand Therapy (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 3, 2018 and incorporated herein by reference).

10.11	Addendum to Merger Agreement with Clinic Management Associates, LLC (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018 and incorporated herein by reference).

10.12	Addendum to Unit Purchase Agreement among IMAC Holdings, Inc., IMAC of St. Louis, LLC and certain unitholders of IMAC of St. Louis LLC (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018 and incorporated herein by reference).

10.13†	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Jeffrey S. Ervin (filed as Exhibit 10.13 to the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2019 and incorporated herein by reference).

10.14†	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Matthew C. Wallis (filed as Exhibit 10.14 to the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2019 and incorporated herein by reference).

10.15†	Employment Agreement, dated as of April 19, 2019, between IMAC Holdings, Inc. and Jason Hui (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2019 and incorporated herein by reference).

10.16	Amendment to the 10.00% Promissory Note Due December 31, 2019, dated June 28, 2019, by and between IMAC Holdings, Inc. and Edward S. Bredniak (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2019 and incorporated herein by reference).

10.17	Lease, dated as of March 1, 2019, by and between Advantage Therapy, LLC and Sagamore Hill Development Company, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019 and incorporated herein by reference).

10.18	Purchase Agreement, dated as of July 15, 2019, by and between the Company and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2019 and incorporated herein by reference).

10.19	Registration Rights Agreement, dated as of July 15, 2019, by and between the Company and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2019 and incorporated herein by reference).

10.20	Amended and Restated Term Note, dated as of September 19, 2019, made by Progressive Health and Rehabilitation, LTD in favor of PNC Bank, National Association (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019 and incorporated herein by reference).

10.21	Form of 10% Promissory Note issued by IMAC Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2020 and incorporated herein by reference).

10.22†*	Employment Agreement, dated as of October 1, 2018, between IMAC Holdings, Inc. and Sheri Gardzina.

21.1*	List of subsidiaries.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Compensatory plan or agreement.

*	Filed herewith

+	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of IMAC Holdings, Inc. under the Securities and Exchange Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, whether made before or after the date of this 10-K, irrespective of any general incorporation language contained in such filings.

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

IMAC HOLDINGS, INC.

Dated:	March 4, 2021	By:	/s/ Jeffrey S. Ervin
		Name:	Jeffrey S. Ervin
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jeffrey S. Ervin	Director and Chief Executive Officer	March 4, 2021
Jeffrey S. Ervin	(Principal Executive Officer)

/s/ Sheri Gardzina	Chief Financial Officer	March 4, 2021
Sheri Gardzina	(Principal Financial and Accounting Officer)

/s/ Matthew C. Wallis	Director and Chief Operating Officer	March 4, 2021
Matthew C. Wallis

/s/ Maurice E. Evans	Director	March 4, 2021
Maurice E. Evans

/s/ Michael D. Pruitt	Director	March 4, 2021
Michael D. Pruitt

/s/ Cary W. Sucoff	Director	March 4, 2021
Cary W. Sucoff

