Form 10-Q
period 2021-03-31
IMAC Holdings, Inc.
filed 2021-05-13
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1605 Westgate Circle, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IMAC	NASDAQ Capital Market
Warrants to Purchase Common Stock	IMACW	NASDAQ Capital Market

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

As of May 13, 2021, the registrant had 25,200,481 shares of common stock (par value $0.001 per share) outstanding.

IMAC HOLDINGS, INC.

Important Information Regarding Forward-Looking Statements

Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission on March 4, 2021. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$15,607,712	$2,623,952
Accounts receivable, net	1,846,154	1,513,683
Deferred compensation, current portion	330,364	309,375
Other assets	514,772	310,359
Total current assets	18,299,002	4,757,369

Property and equipment, net	1,830,693	1,777,042

Other assets:
Goodwill	2,040,696	2,040,696
Intangible assets, net	6,821,940	6,611,551
Deferred compensation, net of current portion	287,562	354,906
Security deposits	391,456	388,407
Right of use asset	3,956,697	3,816,035
Total other assets	13,498,351	13,211,595

Total assets	$33,628,046	$19,746,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,018,883	$1,692,283
Patient deposits	413,854	295,071
Notes payable, current portion, net of deferred loan costs	2,595,498	2,527,324
Finance lease obligation, current portion	25,661	18,242
Liability to issue common stock, current portion	364,575	339,375
Operating lease liability, current portion	1,182,383	1,078,107
Total current liabilities	6,600,854	5,950,402

Long-term liabilities:
Notes payable, net of current portion	180,212	1,958,883
Finance lease obligation, net of current portion	43,637	48,323
Liability to issue common stock, net of current portion	468,760	468,760
Operating lease liability, net of current portion	3,501,876	3,506,484

Total liabilities	10,795,339	11,932,852

Stockholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 authorized, nil issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	-	-
Common stock - $0.001 par value, 30,000,000 authorized; 24,664,973 and 12,839,972 shares issued at March 31, 2021 and December 31, 2020, respectively; and 24,006,731 and 12,747,055 outstanding at March 31, 2021 and December 31, 2020, respectively.	24,007	12,747
Additional paid-in capital	42,702,810	25,465,094
Accumulated deficit	(17,035,818)	(15,045,783)
Non-controlling interest	(2,858,292)	(2,618,904)
Total stockholders’ equity	22,832,707	7,813,154

Total liabilities and stockholders’ equity	$33,628,046	$19,746,006

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Patient revenues, net	$3,024,808	$3,309,069

Other income	3,377	-
Management fees	36,068	12,487
Total revenue	3,064,253	3,321,556

Operating expenses:
Patient expenses	341,412	379,817
Salaries and benefits	2,754,248	2,926,150
Share-based compensation	110,607	81,084
Advertising and marketing	265,548	241,817
General and administrative	1,219,338	1,236,138
Depreciation and amortization	422,201	450,495
Total operating expenses	5,113,354	5,315,501

Operating loss	(2,049,101)	(1,993,945)

Other expenses:
Gain/loss on disposition of assets	(4,043)	-
Interest expense	(176,279)	(76,204)
Total other expenses	(180,322)	(76,204)

Net loss before income taxes	(2,229,423)	(2,070,149)

Income taxes	-	-

Net loss	(2,229,423)	(2,070,149)

Net loss attributable to the non-controlling interest	239,388	336,604

Net loss attributable to IMAC Holdings, Inc.	$(1,990,035)	$(1,733,545)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.15)	$(0.18)

Weighted average common shares outstanding
Basic and diluted	13,448,567	9,611,252

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Non-
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total

Balance, December 31, 2019	8,913,258	$8,907	$20,050,634	$(2,080,199)	$(10,042,050)	$7,937,292
Issuance of common stock	1,095,840	1,096	1,376,122	-	-	1,377,218
Issuance of employee stock options	-	-	38,359	-	-	38,359
Net loss	-	-	-	(336,604)	(1,733,545)	(2,070,149)
Balance, March 31, 2020	10,009,098	$10,003	$21,465,115	$(2,416,803)	$(11,775,595)	$7,282,720

	Common Stock		Additional	Non-
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total

Balance, December 31, 2020	12,747,055	$12,747	$25,465,094	$(2,618,904)	$(15,045,783)	$7,813,154
Issuance of common stock	11,259,676	11,260	17,198,664	-	-	17,209,924
Issuance of employee stock options	-	-	39,052	-	-	39,052
Net loss	-	-	-	(239,388)	(1,990,035)	(2,229,423)
Balance, March 31, 2021	24,006,731	$24,007	$42,702,810	$(2,858,292)	$(17,035,818)	$22,832,707

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,229,423)	$(2,070,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	422,201	450,495
Share based compensation	110,607	81,084
Loss on disposition of assets	4,043	-
(Increase) decrease in operating assets:
Accounts receivable, net	(332,471)	(141,966)
Other assets	(167,193)	64,120
Security deposits	(3,049)	(51,796)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	326,600	408,221
Patient deposits	118,783	102,784
Net cash used in operating activities	(1,749,902)	(1,157,207)

Cash flows from investing activities:
Purchase of property and equipment	(65,769)	(7,243)
Brand development	(55,045)	-
Acquisitions in Florida (Note 6)	(563,500)	(200,000)
Proceeds from sale of fixed assets	1,250	-
Net cash used in investing activities	(683,064)	(207,243)

Cash flows from financing activities:
Proceeds from issuance of common stock	17,209,924	1,403,837
Proceeds from notes payable	-	1,200,000
Payments on notes payable	(1,788,711)	(256,838)
Payments of debt issuance costs	-	(70,000)
Payments on finance lease obligation	(4,487)	(4,298)
Net cash provided by financing activities	15,416,726	2,272,701

Net increase in cash	12,983,760	908,251

Cash, beginning of period	2,623,952	373,689

Cash, end of period	$15,607,712	$1,281,940

Supplemental cash flow information:
Interest paid	$63,359	$27,412
Non cash financing and investing:
Debt discount notes payable	$-	$115,000

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

IMAC Holdings, Inc. is a holding company for IMAC Regeneration Centers, The Back Space retail store and our Investigational New Drug division. IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide movement, orthopedic and neurological therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. The Company has opened or acquired through management service agreements sixteen (16) medical clinics located in Florida, Illinois, Kentucky, Missouri and Tennessee at March 31, 2021. The Company has partnered with several well-known sports stars such as Ozzie Smith, David Price, Tony Delk and Mike Ditka in opening its medical clinics, with a focus on delivering sports medicine treatments without opioids. The Back Space operates a healthcare center specializing in chiropractic and spinal care services inside our Fortune 500 partner’s retail locations. The Company’s Investigational New Drug division is conducting a clinical trial for its investigational compound utilizing umbilical cord-derived allogenic mesenchymal stem cells for the treatment of bradykinesia due to Parkinson’s disease.

Effective June 1, 2018, the Company converted from IMAC Holdings, LLC a Kentucky limited liability company to IMAC Holdings, Inc. a Delaware corporation, followed by a reverse stock split in February 2019. These accounting changes have been given retrospective treatment in the condensed consolidated financial statements.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC” or the “Commission”). The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2021.

The accompanying condensed consolidated financial statements include the accounts of IMAC Holdings, Inc. (“IMAC Holdings”) and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”), IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”), IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”), IMAC Management of Illinois, LLC (“IMAC Illinois”), Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”), IMAC Management of Florida, LLC (“IMAC Florida”), Chiropractic Health of Southwest Florida, Inc. (“SW Florida”) and The Back Space LLC (“Back Space”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); the following entities which are consolidated with IMAC Management of Illinois, LLC due to control by contract: Progressive Health and Rehabilitation, Ltd, Illinois Spine and Disc Institute, Ltd and Ricardo Knight, P.C.; the following entity which is consolidated with IMAC Management Services, LLC due to control by contract: Integrated Medicine and Chiropractic Regeneration Center PSC (“Kentucky PC”); the following entities which are consolidated with IMAC Management of Florida, LLC due to control by contract: Willmitch Chiropractic, P.A. and IMAC Medical of Florida, PA (“Florida Medical”) and the following entity which is consolidated with The Back Space LLC due to control by contract: The Back Space.

In January 2020, the Company consummated an agreement for the acquisition of Chiropractic Health of Southwest Florida, Inc. (“CHSF”) in Bonita Springs, Florida. This entity is included in the condensed consolidated financial statements from the date of acquisition.

In February 2021, the Company completed the asset purchase of and signed a Management Services Agreement with Willmitch Chiropractic, P.A. in Tampa, Florida. This entity is included in the condensed consolidated financial statements from the date of acquisition.

In March 2021, the Company completed the asset purchase of NHC Chiropractic, PLLC dba Synergy Healthcare in Orlando, Florida. The assets acquired are included in the condensed consolidated financial statements from the date of acquisition.

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

The Company’s net patient revenue consisted of the following for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020

Patient revenue, net	$3,024,808	$3,309,069

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2021 and December 31, 2020.

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

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $265,548 and $241,817 for the three months ended March 31, 2021 and 2020, respectively.

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

Income Taxes

IMAC Holdings was taxed as a partnership through May 31, 2018. As a result, income tax liabilities were passed through to the individual members. Accordingly, no provision for income taxes were reflected in the consolidated financial statements for periods prior to May 31, 2018, at which time the Company converted from a limited liability company to a Delaware corporation. Subsequent to the Company converting to a Delaware corporation, IMAC Nashville, IMAC Texas, IMAC St. Louis continued as single-member limited liability companies that are disregarded entities for tax purposes and do not file separate returns. Their activity is included as part of IMAC Holdings Inc. Advantage Therapy, IMAC Illinois, IMAC Florida, Back Space and BioFirma are also disregarded entities for tax purposes. IMAC Management is a C-corporation and is included in the consolidated return of IMAC Holdings as a subsidiary.

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the condensed consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At March 31, 2021 and December 31, 2020, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2017 are open and subject to examination by the taxing authorities.

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company had working capital of approximately $11.7 million and a deficiency in working capital of $1.2 million at March 31, 2021 and December 31, 2020, respectively. The Company had a net loss of approximately $2.0 million for the three months ended March 31, 2021, and used cash in operations of approximately $1.7 million at March 31, 2021. The Company expects to continue to incur significant expenditures to develop and expand its owned and managed outpatient medical clinics.

Management recognizes that the Company must obtain additional resources to successfully integrate its acquired and managed clinics and implement its business plans. Prior to the Company’s March 2021 public offering, the Company funded its business plan through debt and equity securities. Management expects to continue to incur net losses and have significant cash outflows for at least the next 12 months. During the quarter ended March 31, 2021, the Company completed a public offering and received proceeds of approximately $17 million. Subsequent to March 31, 2021, the Company sold an additional 1,193,750 shares for proceeds of $1.9 million. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern.

Based on this analysis, the Company has the ability to continue as a going concern for at least the next 12 months and meet its financial obligations as they become due.

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000.

Revenue and Accounts Receivable

As of March 31, 2021 and December 31, 2020, the Company had the following revenue and accounts receivable concentrations:

	March 31, 2021		December 31, 2020
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable
	(Unaudited)
Patient payment	37%	33%	35%	38%
Medicare payment	40%	15%	40%	16%
Insurance payment	23%	52%	25%	46%

Note 5 – Accounts Receivable

As of March 31, 2021 and December 31, 2020, the Company’s accounts receivable consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
Gross accounts receivable	$1,875,136	$1,542,665
Less: allowance for doubtful accounts	(28,982)	(28,982)
Accounts receivable, net	$1,846,154	$1,513,683

Note 6 – Business Acquisitions

IMAC Florida

In February 2021, the Company completed the asset purchase of and signed Management Services Agreement with Willmitch Chiropractic, P.A. in Tampa, Florida. The transaction was completed as an asset purchase for $421,000. Willmitch Chiropractic’s founder, Martin Willmitch, will remain with the Company and serve as Vice President of Managed Care of IMAC.

In March 2021, the Company completed the asset purchase of NHC Chiropractic, PLLC dba Synergy Healthcare in Orlando, Florida. The transaction was completed as an asset purchase for $142,500.

The following table summarizes the fair value of consideration paid and the allocation of purchase price to the fair value of net assets acquired for the acquisition of the IMAC Florida businesses:

	Orlando	Tampa
Property & equipment	$149,720	$7,400
Customer lists	-	413,600
Current liabilities	(7,220)	-
	$142,500	$421,000

Note 7 – Property and Equipment

The Company’s property and equipment consisted of the following at March 31, 2021 and December 31, 2020:

	Estimated Useful Life in Years	March 31, 2021	December 31, 2020

Leasehold improvements	Shorter of asset or lease term	$2,070,041	$2,064,669
Equipment	1.5 - 7	2,190,266	2,012,276
Total property and equipment		4,260,307	4,076,945

Less: accumulated depreciation		(2,454,187)	(2,302,273)
		1,806,120	1,774,672
Construction in progress		24,573	2,370
Total property and equipment, net		$1,830,693	$1,777,042

Depreciation was $163,945 and $218,843 for the three months ended March 31, 2021 and 2020, respectively.

Note 8 – Intangibles Assets and Goodwill

The Company’s intangible assets and goodwill consisted of the following at March 31, 2021 and December 31, 2020:

		March 31, 2021
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(1,904,888)	$6,035,510
Non-compete agreements	3 years	301,000	(282,223)	18,777
Customer lists	3 years	548,482	(79,179)	469,303
Brand development	10 years	55,045	(445)	54,600
Definite lived assets		8,844,925	(2,266,735)	6,578,190
Research and development		243,750	-	243,750
Goodwill		2,040,696	-	2,040,696
Total intangible assets and goodwill		$11,129,371	$(2,266,735)	$8,862,636

		December 31, 2020
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(1,706,379)	$6,234,019
Non-compete agreements	3 years	301,000	(257,139)	43,861
Customer lists	3 years	134,882	(44,961)	89,921
Definite lived assets		8,376,280	(2,008,479)	6,367,801
Research and development		243,750	-	243,750
Goodwill		2,040,696	-	2,040,696
Total intangible assets and goodwill		$10,660,726	$(2,008,479)	$8,652,247

Amortization was $258,256 and $231,652 for the three months ended March 31, 2021 and 2020, respectively.

The Company’s estimated future amortization of intangible assets was as follows:

Years Ending December 31,

2021 (nine months)	$754,180
2022	980,537
2023	935,576
2024	809,198
2025	797,709
Thereafter	2,300,990
$6,578,190

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

Right of Use Assets

Right of use assets included in the Company’s condensed consolidated balance sheet were as follows:

	March 31, 2021	December 31, 2020

Non-current assets
Right of use assets, net of amortization	$3,956,697	$3,816,035

Total operating lease cost

Individual components of the total lease cost incurred by the Company were as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Operating lease expense	$293,793	$306,632

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The Company’s amount of future minimum lease payments under operating leases are as follows:

Operating Leases

Undiscounted future minimum lease payments:
2021 (nine months)	$967,531
2022	1,290,317
2023	1,184,577
2024	784,988
2025	430,482
Thereafter	303,790
Total	4,961,685
Amount representing imputed interest	(277,426)
Total operating lease liability	4,684,259
Current portion of operating lease liability	(1,182,383)
Operating lease liability, non-current	$3,501,876

Note 10 – Notes Payable

Set forth below is a summary of the Company’s outstanding debt as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020

Note payable to Edward S. Bredniak in the amount of up to $2,000,000. An existing note payable with this entity in the amount of $379,676 has been combined into the new note payable which carries an interest rate of 10% per annum. This note was amended in September 2020 and all outstanding balances are due January 5, 2022.	$-	$1,750,000

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matures on May 15, 2023, and is secured by the personal guarantees of certain Company executives.	65,157	72,238

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	78,152	81,330

Note payable to a financial institution in the amount of $200,000 dated May 4, 2016. The note requires 60 monthly installments of $3,881 including principal and interest at 4.25%. The note matures on May 4, 2021, and is secured by the equipment and personal guarantees of certain Company executives.	7,711	19,191

Note payable to an employee in the amount of $101,906 dated March 8, 2017. The note requires payments in five annual installments of $23,350, including principal and interest at 5%. The note matures on December 31, 2021, and is unsecured.	20,000	20,000

$112,800 payable to a landlord of Advantage Therapy, LLC pursuant to a lease dated March 1, 2019. The debt is payable in 60 monthly installments of $2,129, including principal and interest at 5%. The debt matures on June 1, 2024.	76,478	81,862

Note payable to a financial institution in the amount of $140,000, dated September 25, 2019. The note requires 36 consecutive monthly installments of $4,225 including principal and interest at 5.39%. The note matures on September 19, 2022 and is secured by a personal guarantee of the Vice President of Business Development of the Company.	72,855	84,444

Note payable in the amount of $2,690,000, dated October 29, 2020. The note is payable on or before April 29, 2022. The interest on the note accrues at a rate of 7% per annum and is payable on the maturity date or otherwise in accordance with the note.	2,690,000	2,690,000

Unamortized debt issuance costs	(234,643)	(312,858)

	2,775,710	4,486,207
Less: current portion:	(2,595,498)	(2,527,324)
	$180,212	$1,958,883

Principal maturities of the Company’s notes payable are as follows:

Years Ending December 31,	Amount

2021 (nine months)	$2,566,827
2022	104,186
2023	51,657
2024	27,631
2025	15,813
Thereafter	9,596
Total	$2,775,710

Note 11 – Stockholders’ Equity

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

On October 5, 2020, the Company launched an at-the-market offering of up to $5,000,000 worth of shares of the Company’s common stock pursuant to an At-The-Market Issuance Sales Agreement, dated October 5, 2020, by and between the Company and Ascendiant Capital Markets, LLC. Since the launch and as of March 31, 2021, pursuant to the Agreement, the Company had sold 1,541,758 shares of common stock through Ascendiant Capital Markets for aggregate proceeds to the Company of $2.9 million.

During March 2021, the Company completed a public offering by issuing 10,625,000 shares of common stock for gross proceeds of $17 million. The Company used approximately $1.8 million for the repayment of certain indebtedness and is using the remaining proceeds for the repayment of certain other indebtedness, to finance the costs of developing and acquiring additional outpatient medical clinics and healthcare centers as part of the Company’s growth and expansion strategy and for working capital.

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

Stock Options

As of March 31, 2021, the Company had issued stock options to purchase 435,518 shares of its common stock as non-qualified stock options to various employees of the Company. These options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months and are exercisable for a period of ten years. Stock based compensation for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The per-share fair values of these options is calculated based on the Black-Scholes-Merton pricing model with the following assumptions: a volatility rate of 32.2%, risk free rate of 2.4% and the expected term of 10 years.

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

On January 30, 2021, the Company granted an aggregate of 15,000 RSUs to non-executive staff and contractors with these RSUs vesting after one year.

Note 12 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 50% of up to 6 % of total compensation for those employees making salary deferrals. The Company made contributions of $34,074 and $19,690 during the three months ended March 31, 2021 and 2020, respectively.

Note 13 – Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Deferred tax benefit at the federal statutory rate	21%
Valuation allowance	-21%
0%

At March 31, 2021, the Company had a net operating loss carryforward of approximately $11.4 million for federal and state purposes. This loss will be available to offset future taxable income. There is no expiration of this carryforward as it was generated after December 31, 2017. The deferred tax asset relating to the operating loss carryforward has been fully reserved. The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

Note 14 – Commitments and Contingencies

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

Note 15 - Subsequent Events

On April 7, 2021 the Company closed on the sale of an additional 1,193,750 shares of common stock at the recent public offering price of $1.60 per share, pursuant to the 15% over-allotment option exercised in full by the underwriters in connection with its public offering that closed March 26, 2021. These proceeds will be used to fund working capital and general corporate purposes.

The Company accrues a liability and charges operations for the estimated costs of contingent liabilities, including adjudication or settlement of various asserted and unasserted claims existing as of the balance sheet date, where there is a reasonable possibility that a loss has been incurred and the loss (or range of probable loss) is estimable. The Company currently is party to certain actions, described below arising from the normal course of business:

On April 15, 2021, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $2,921,868. This amount represents a statistical extrapolation of $11,530 of charges from a sample of 40 claims for the periods February 2017 to November 2020. As of the filing date, the Company has not received a request for payment from CMS. The Company has begun its own internal audit process and disagrees with the interpretation of the medical records and the extrapolation techniques used to derive this balance. The Company is prepared to follow the appropriate appeals process or use the judicial system.

The Company is unable to predict the timing and ultimate outcome of this matter and therefore is unable to estimate the range of possible loss. Any potential loss may be classified as errors and omissions for which insurance coverage was in place during a majority of the years being evaluated.

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

References in this MD&A to “we,” “us,” “our,” “our company,” “our business” and “IMAC Holdings” are to IMAC Holdings, Inc., a Delaware corporation and prior to the Corporate Conversion (defined below), IMAC Holdings, LLC, a Kentucky limited liability company, and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”), IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) IMAC Management of Illinois, LLC (“IMAC Illinois”), Advantage Hand and Orthopedic Rehabilitation, LLC (“Advantage Therapy”), IMAC Management of Florida, LLC (“IMAC Florida”), Chiropractic Health of Southwest Florida, Inc. (“SW Florida”) and The Back Space LLC (“Back Space”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); the following entities which are consolidated with IMAC Management of Illinois, LLC due to control by contract: Progressive Health and Rehabilitation, Ltd, Illinois Spine and Disc Institute, Ltd and Ricardo Knight, P.C.; the following entity which is consolidated with IMAC Management Services, LLC due to control by contract: Integrated Medicine and Chiropractic Regeneration Center PSC (“Kentucky PC”); the following entities which are consolidated with IMAC Management of Florida, LLC due to control by contract: Willmitch Chiropractic, P.A. and IMAC Medical of Florida, PA (“Florida Medical”) and the following entity which is consolidated with The Back Space LLC due to control by contract: The Back Space.

Overview

We are a provider of movement and orthopedic therapies and minimally invasive procedures performed through our regenerative and rehabilitative medical treatments to improve the physical health of our patients at our fast-growing chain of IMAC Regeneration Centers which we own or manage. Our outpatient medical clinics provide conservative, minimally invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our licensed healthcare professionals evaluate each patient and provide a custom treatment plan that integrates traditional medical procedures and innovative regenerative medicine procedures in combination with physical medicine. We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. The original IMAC Regeneration Center opened in Kentucky in August 2000 and remains the flagship location of our current business, which was formally organized in March 2015. To date, we have opened six, acquired nine and manage two outpatient medical clinics in Kentucky, Missouri, Tennessee, Illinois and Florida, and plan to further expand the reach of our facilities to other strategic locations throughout the United States. We have partnered with several active and former professional athletes, including Ozzie Smith, David Price, Tony Delk and Mike Ditka, in the branding of our IMAC Regeneration Centers. Our outpatient medical clinics emphasize our focus around treating sports and orthopedic injuries as an alternative to traditional surgeries for repair or joint replacement.

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

Significant financial metrics

Significant financial metrics of the Company for the first quarter of 2021 are set forth in the bullets below.

●	Working capital is $11.7 million as of March 31, 2021 compared to a working capital deficiency of $1.2 million as of December 31, 2020.
●	Adjusted EBITDA[1] of ($1.3 million) in the first quarter of 2021 compared to ($1.1 million) in the first quarter of 2020.
●	Received $17.0 million of gross proceeds from the issuance of common stock.
●	Paid $1.8 million balance of bridge loan in quarter ending March 31, 2021.
(1)	Adjusted EBITDA is a non-GAAP financial measure most closely comparable to the GAAP measure of net loss. See “Reconciliation of Non-GAAP Financial Matters” below for a full reconciliation of the GAAP and non-GAAP measures.

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

The COVID-19 outbreak appears likely to cause significant economic harm across the United States, and the negative economic conditions that may result in reduced patient demand in our industry. We may experience a material loss of patients, revenue and market share as a result of the suspension of any operations. Initiatives to implement telehealth engagement with patients may not be adopted by existing and new patients. Patient habits may also be altered in the medium to long term. Negative economic conditions, a decrease in our revenue and consequent longer term trends harmful to our business may all exert pressure on our company during the pendency of emergency restrictions on our operations and beyond. Due to such conditions, beginning in the month of March 2020 we began to terminate or furlough employees to reduce costs associated with non-essential personnel, which resulted in a 27% reduction in workforce. As of March 31, 2021, 98% of the full and part-time workforce had returned from furlough.

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

The Company tests goodwill for impairment on an annual basis, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value. No impairments of goodwill were recorded for the three months ended March 31, 2021.

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

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At March 31, 2021 and December 31, 2020, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2018 are open and subject to examination by the taxing authorities.

Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Ended March 31, 2020

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

Revenues for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$2,880	$3,199
Memberships	145	110
Total revenues	$3,025	$3,309

See the table below for more information regarding our revenue breakdown by service type.

	Three Months Ended March 31,
	2021	2020

Revenues:
Medical treatments	65%	66%
Physical therapy	31%	30%
Chiropractic care	2%	2%
Memberships	2%	2%
	100%	100%

Patient service revenues decreased 9% to $3.0 million for the three months ended March 31, 2021, compared to $3.3 million for the three months ended March 31, 2020. Visits to our clinics are an indication of business activity. Visits increased 21% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Visits increased from 31,603 in the three months ended March 31, 2020 to 38,381 in the three months ended March 31, 2021. This increase was driven by membership visits and chiropractic clinic acquisition in Florida. A membership program was implemented in January 2020. This wellness membership program has different plan levels that include services for chiropractic care and medical treatments on a monthly subscription basis. Therefore, memberships could have multiple visits in one month, however only one payment is received for these visits. Active memberships increased from 487 as of March 31, 2020 to 1,048 as of March 31, 2021, which is reflected in the 21% visit increase as of March 31, 2021.

Operating Expenses

Operating expenses consist of patient expenses, salaries and benefits, share based compensation, advertising and marketing, general and administrative expenses and depreciation expenses.

Patient expenses consist of medical supplies for services rendered.

Patient Expenses	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$341,000	$380,000	$(39,000)	(10)%

Cost of revenues (patient expense) decreased for the three months ended March 31, 2021 as compared to March 31, 2020. The decrease in the three months ended March 31, 2021 is consistent with the 9% decrease in net patient revenues.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and Benefits	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$2,754,000	$2,926,000	$(172,000)	(6)%

Salaries and benefits expenses for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, decreased due to the reduction in workforce as a result of the COVID-19 outbreak subsequent to the quarter ending March 31, 2020.

Share-based compensation consists of the value of equity incentive grants issued to employees, directors and board members which have vested during the period.

Share-based Compensation	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$111,000	$81,000	$30,000	37%

Share-based compensation increased 28% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 due to additional options and Restricted Stock Units (RSUs) awarded subsequent to March 31, 2020.

Advertising and marketing consist of marketing, business promotion and brand recognition.

Advertising and Marketing	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$266,000	$242,000	$24,000	10%

Advertising and marketing expenses increased $24,000 for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase was attributable to the initiation of marketing programs in newly expanded Florida markets starting with the Tampa and Orlando acquisitions in February and March 2021, respectively.

General and administrative expense (“G&A”) consist of all other costs than advertising and marketing, salaries and benefits, patient expenses and depreciation.

General and Administrative	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$1,219,000	$1,236,000	$(17,000)	1%

G&A decreased in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. There was a $51,000 increase in rent expense from the first quarter of 2020 compared to the first quarter of 2021 due to the new Florida locations as well as the sale leaseback in Lexington, Kentucky. The company had a decrease of $27,000 in travel expenses in the first quarter of 2021 compared to the first quarter of 2020 due to COVID-19. Other operating expenses had a decrease of $53,000 in the first quarter of 2021 compared to the first quarter of 2020, despite an increase in G&A spending directly related to the implementation of our clinical trial.

FDA Clinical Trial

In August 2020, the United States Food and Drug Administration (the “FDA”) approved the Company’s investigational new drug application. The Company has begun Phase 1 of the clinical trial, which will be conducted over a 12-month period. The Company incurred $140,000 in expenses related to consultants, supplies, software and travel for the clinic trial during the three months ended March 31, 2021 compared to no expenses in the three months ended March 31, 2020. These expenses are included in the G&A totals above.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Depreciation and Amortization	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$422,000	$450,000	$(28,000)	(6)%

Depreciation and amortization decreased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease is attributable to the July 2020 sale of the building located in Lexington, Kentucky.

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

During the three months ended March 31, 2021, net cash used in operations increased to $1.7 million compared to $1.2 million for the three months ended March 31, 2020. This difference was primarily attributable to the change in other assets during the three months ended March 31, 2021.

Net cash used in investing activities during the three months ended March 31, 2021 and 2020 was $683,000 and $207,000, respectively. This was primarily driven by the acquisitions made during the quarter ending March 31, 2021 totaling $564,000.

Net cash provided by financing activities during the three months ended March 31, 2021 was $15.4 million, including $17.0 million from the gross proceeds from issuance of common stock and $1.8 million paid towards notes payable.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below.

	Three Months Ended
	March 31, 2021	March 31, 2020
GAAP loss attributable to IMAC Holdings, Inc.	$(1,990,035)	$(1,733,545)
Interest expense	176,278	76,204
Share-based compensation expense	110,607	81,084
Depreciation and amortization	422,201	450,495
Loss on disposition of assets	4,043	-
Adjusted EBITDA	$(1,276,905)	$(1,125,762)

Liquidity and Capital Resources

As of March 31, 2021, we had $16 million in cash and working capital of $11.7 million. As of December 31, 2020, we had cash of $3 million and deficiency in working capital of $1.2 million. The increase in working capital was primarily due to the proceeds from the March 2021 public offering.

We believe our cash at March 31, 2021 will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months.

As of March 31, 2021, we had approximately $6.5 million in current liabilities. The Iliad note represents $2.7 million of our current liabilities. Of our remaining current liabilities as of March 31, 2021, approximately $1.1 million in current liabilities outstanding to our vendors, which we have historically paid down in the normal course of our business. Lastly, accrued wages, taxes, 401k contributions and paid time off represent approximately $891,000 of the remaining current liabilities.

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

On March 26, 2021, the Company completed a public offering by issuing 10,625,000 shares of common stock for gross proceeds of $17 million. The Company used approximately $1.8 million for the repayment of certain indebtedness and is using the remaining proceeds for the repayment of certain other indebtedness, to finance the costs of developing and acquiring additional outpatient medical clinics and healthcare centers as part of the Company’s growth and expansion strategy and for working capital.

These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern.

Contractual Obligations

The following table summarizes our contractual obligations by period as of March 31, 2021:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term obligations	$3,045,471	$3,045,471	$-	$-	$-
Long-term obligations, including interest	223,624	-	197,144	26,480	-
Finance lease obligations, including interest	77,188	23,574	53,614	-	-
Operating lease obligations	4,961,685	967,531	3,259,882	659,164	75,108
	$8,307,968	$4,036,576	$3,510,640	$685,644	$75,108

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company did not have any off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2021. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2021. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2021.

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

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows, and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2020 Annual Report on Form 10-K filed with the SEC on March 4, 2021. There have been no material changes to such risk factors, except as set forth below. The risk factors set forth below supplement, and should be read together with, that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Possible repayment of claimed CMS overpayment.

On April 15, 2021, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $2,921,868. This amount represents a statistical extrapolation of $11,530 of charges from a sample of 40 claims for the period February 2017 to November 2020. As of May 13, 2021, the Company has not received a request for payment from CMS. The Company has begun its own internal audit process and disagrees with the interpretation of the medical records and the extrapolation techniques used to derive this balance. The Company is prepared to follow the appropriate appeals process or use the judicial system.

The Company is unable to predict the timing and ultimate outcome of this matter and therefore is unable to estimate the range of any possible loss. Any potential loss may be classified as errors and omissions, for which insurance coverage would be in place during a majority of the years being evaluated. Any such required payment would have an adverse impact on our financial condition.

Any of these factors could cause or contribute to the risks and uncertainties identified in our Annual Report on Form 10-K for the year ended December 31, 2020 and could materially adversely affect our business, financial condition and results of operations.

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

IMAC HOLDINGS, INC.

Date: May 13, 2021	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Executive Officer (Principal Executive Officer)

