Form 10-Q
period 2021-06-30
IMAC Holdings, Inc.
filed 2021-08-12
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1605 Westgate Circle, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IMAC	NASDAQ Capital Market
Warrants to Purchase Common Stock	IMACW	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2021, the registrant had 25,322,356 shares of common stock (par value $0.001 per share) outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$13,621,610	$2,623,952
Accounts receivable, net	1,340,343	1,513,683
Deferred compensation, current portion	324,081	309,375
Other assets	977,053	310,359
Total current assets	16,263,087	4,757,369

Property and equipment, net	1,868,732	1,777,042

Other assets:
Goodwill	2,040,696	2,040,696
Intangible assets, net	6,718,964	6,611,551
Deferred compensation, net of current portion	210,219	354,906
Security deposits	400,756	388,407
Right of use asset	5,029,827	3,816,035
Total other assets	14,400,462	13,211,595

Total assets	$32,532,281	$19,746,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,383,137	$1,692,283
Patient deposits	413,243	295,071
Notes payable, current portion, net of deferred loan costs	1,863,849	2,527,324
Finance lease obligation, current portion	18,641	18,242
Liability to issue common stock, current portion	334,575	339,375
Operating lease liability, current portion	1,424,662	1,078,107
Total current liabilities	5,438,107	5,950,402

Long-term liabilities:
Notes payable, net of current portion	151,180	1,958,883
Finance lease obligation, net of current portion	38,901	48,323
Liability to issue common stock, net of current portion	233,285	468,760
Operating lease liability, net of current portion	4,292,525	3,506,484

Total liabilities	10,153,998	11,932,852

Commitments and Contingencies – Note 14

Stockholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 authorized, nil issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	-	-
Common stock - $0.001 par value, 30,000,000 authorized; 25,980,598 and 12,839,972 shares issued at June 30, 2021 and December 31, 2020, respectively; and 25,322,356 and 12,747,055 outstanding at June 30, 2021 and December 31, 2020, respectively.	25,323	12,747
Additional paid-in capital	44,785,811	25,465,094
Accumulated deficit	(19,031,862)	(15,045,783)
Non-controlling interest	(3,400,989)	(2,618,904)
Total stockholders’ equity	22,378,283	7,813,154

Total liabilities and stockholders’ equity	$32,532,281	$19,746,006

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Patient revenues, net	$3,462,814	$2,572,580	$6,487,622	$5,881,649
Other income	2,701	-	6,078	-
Management fees	-	-	36,068	12,487
Total revenue	3,465,515	2,572,580	6,529,768	5,894,136

Operating expenses:
Patient expenses	339,951	405,367	681,363	785,184
Salaries and benefits	2,996,674	2,334,249	5,750,922	5,260,399
Share-based compensation	123,169	121,945	233,776	203,029
Advertising and marketing	315,529	174,350	581,077	416,167
Grant funds	-	(415,978)	-	(415,978)
General and administrative	1,661,193	1,208,457	2,880,531	2,444,595
Depreciation and amortization	441,804	453,651	864,005	904,146
Total operating expenses	5,878,320	4,282,041	10,991,674	9,597,542

Operating loss	(2,412,805)	(1,709,461)	(4,461,906)	(3,703,406)

Other income (expense):
Interest income	-	39	-	39
Other income	135	-	135	-
Gain (loss) on extinguishment of debt	108	(109,544)	108	(109,544)
Gain (loss) on disposal of assets	49	(21,225)	(3,994)	(21,225)
Interest expense	(126,228)	(134,921)	(302,507)	(211,125)
Total other (expenses)	(125,936)	(265,651)	(306,258)	(341,855)

Net loss before income taxes	(2,538,741)	(1,975,112)	(4,768,164)	(4,045,261)

Income taxes	-	-	-	-

Net loss	(2,538,741)	(1,975,112)	(4,768,164)	(4,045,261)

Net loss (income) attributable to the non-controlling interest	542,697	(55,576)	782,085	281,028

Net loss attributable to IMAC Holdings, Inc.	$(1,996,044)	$(2,030,688)	$(3,986,079)	$(3,764,233)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.08)	$(0.20)	$(0.20)	$(0.38)

Weighted average common shares outstanding
Basic and diluted	25,143,201	10,184,294	19,476,793	9,897,773

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Non-
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total

Balance, December 31, 2019	8,913,258	$8,907	$20,050,634	$(2,080,199)	$(10,042,050)	$7,937,292
Issuance of common stock	1,095,840	1,096	1,376,122	-	-	1,377,218
Issuance of employee stock options	-	-	38,359	-	-	38,359
Net loss	-	-	-	(336,604)	(1,733,545)	(2,070,149)
Balance, March 31, 2020	10,009,098	10,003	21,465,115	(2,416,803)	(11,775,595)	7,282,720
Issuance of common stock	1,830,875	1,831	2,576,820	-	-	2,578,651
Issuance of employee stock options	-	-	37,569	-	-	37,569
Net income (loss)	-	-	-	55,576	(2,030,688)	(1,975,112)
Balance, June 30, 2020	11,839,973	$11,834	$24,079,504	$(2,361,227)	$(13,806,283)	$7,923,828

	Common Stock		Additional	Non-
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total

Balance, December 31, 2020	12,747,055	$12,747	$25,465,094	$(2,618,904)	$(15,045,783)	$7,813,154
Issuance of common stock	11,259,676	11,260	17,198,664	-	-	17,209,924
Issuance of employee stock options	-	-	39,052	-	-	39,052
Net loss	-	-	-	(239,388)	(1,990,035)	(2,229,423)
Balance, March 31, 2021	24,006,731	24,007	42,702,810	(2,858,292)	(17,035,818)	22,832,707
Issuance of common stock	1,315,625	1,316	2,043,459	-	-	2,044,775
Issuance of employee stock options	-	-	39,542	-	-	39,542
Net loss	-	-	-	(542,697)	(1,996,044)	(2,538,741)
Balance, June 30, 2021	25,322,356	$25,323	$44,785,811	$(3,400,989)	$(19,031,862)	$22,378,283

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,768,164)	$(4,045,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	864,005	904,146
Share based compensation	233,776	203,030
Loss on disposition of assets	3,994	(16,577)
(Increase) decrease in operating assets:
Accounts receivable, net	173,340	(210,707)
Other assets	(630,626)	299,721
Security deposits	(7,349)	48,204
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(317,776)	(329,056)
Patient deposits	118,172	161,451
Net cash used in operating activities	(4,330,628)	(2,985,049)

Cash flows from investing activities:
Purchase of property and equipment	(240,938)	(10,511)
Purchase of license fee	-	(243,750)
Brand development	(66,495)	-
Acquisitions (Note 6)	(731,909)	(200,000)
Proceeds from sale of fixed assets	2,650	-
Net cash used in investing activities	(1,036,692)	(454,261)

Cash flows from financing activities:
Proceeds from issuance of common stock	19,005,323	3,774,617
Proceeds from notes payable	-	2,891,520
Payments on notes payable	(2,624,102)	(719,104)
Payments of debt issuance costs	-	(70,000)
Payments on finance lease obligation	(16,243)	(8,643)
Net cash provided by financing activities	16,364,978	5,868,390

Net increase in cash	10,997,658	2,429,080

Cash, beginning of period	2,623,952	373,689

Cash, end of period	$13,621,610	$2,802,769

Supplemental cash flow information:
Interest paid	$183,849	$56,058
Non cash financing and investing:
Debt discount notes payable	$-	$115,000

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

IMAC Holdings, Inc. is a holding company for IMAC Regeneration Centers, The Back Space retail store and our Investigational New Drug division. IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide movement, orthopedic and neurological therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. The Company has opened or acquired through management service agreements seventeen (17) medical clinics located in Florida, Illinois, Kentucky, Missouri and Tennessee as of June 30, 2021. The Company has a joint venture with an outpatient medical clinic in Kentucky. The Company has partnered with several well-known sports stars such as Ozzie Smith, David Price, Tony Delk and Mike Ditka in opening its medical clinics, with a focus on delivering sports medicine treatments without opioids. The Back Space operates a healthcare center specializing in chiropractic and spinal care services inside Walmart retail locations. As of June 30, 2021, the Back Space has opened one retail clinic location in Tennessee. The Company’s Investigational New Drug division is conducting a clinical trial for its investigational compound utilizing umbilical cord-derived allogenic mesenchymal stem cells for the treatment of bradykinesia due to Parkinson’s disease.

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

In June 2021, the Company completed the asset purchase of Fort Pierce Chiropractic in Fort Pierce, Florida and Active Medical Center in Naperville, Illinois. These acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of these condensed consolidated financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s combined financial condition, liquidity and future results of operations. Management is actively monitoring the impact of the global situation on its consolidated financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021 beyond the results presented in these condensed consolidated financial statements and this quarterly report.

Due to the impacts of COVID-19 we have seen an increase in recruiting and labor costs as well as delays in supply chain.

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

Starting in January 2020, the Company implemented wellness maintenance programs on a subscription basis. There are five membership plans offered with different levels of service for each plan. The Company recognizes membership revenue on a monthly basis. Enrollment in the wellness maintenance program can occur at any time during the month and can be cancelled at any time.

Other management service fees are derived from management services where the Company provides billings and collections support to the clinics and where management services are provided based on state specific regulations known as the corporate practice of medicine (“CPM”). Under the CPM, a business corporation is precluded from practicing medicine or employing a physician to provide professional medical services. In these circumstances, the Company provides all administrative support to the physician-owned PC through an LLC. The PC is consolidated due to control by contract (an “MSA” – Management Services Agreement). The fees we derive from these management arrangements are either based on a predetermined percentage of the revenue of each clinic or a percentage mark up on the costs of the LLC. The company recognizes other management service revenue in the period in which services are rendered. These revenues are earned by IMAC Nashville, IMAC Management, IMAC Illinois and IMAC Florida and are eliminated in consolidation to the extent owned.

Starting in June 2021, the Company began offering outpatient chiropractic and spinal care services as well as memberships services in a Walmart retail location as part of Back Space. The fees for such services are paid and recognized as incurred.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2021 and December 31, 2020.

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

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $315,529 and $174,350 for three months ended June 30, 2021 and 2020, respectively and was $581,077 and $416,167 for the six months ended June 30, 2021 and 2020, respectively.

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

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the condensed consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At June 30, 2021 and December 31, 2020, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2017 are open and subject to examination by the taxing authorities.

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company had positive working capital of approximately $10.8 million at June 30, 2021 and a deficiency in working capital of $1.2 million at December 31, 2020. The Company had a net loss of approximately $4.0 million for the six months ended June 30, 2021, and used cash in operations of approximately $4.3 million at June 30, 2021. The Company expects to continue to incur significant expenditures to develop and expand its owned and managed outpatient medical clinics.

Prior to the Company’s March 2021 public offering, the Company funded its business plan through debt and equity securities. Management expects to continue to incur net losses and have significant cash outflows for at least the next 12 months. During the quarter ended March 31, 2021, the Company completed a public offering and received proceeds of approximately $17 million. During the quarter ended June 30, 2021, the Company sold an additional 1,193,750 shares for proceeds of approximately $1.9 million. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern.

Based on this analysis, the Company has the ability to continue as a going concern for at least the next 12 months and meet its financial obligations as they become due.

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000.

Revenue and Accounts Receivable

As of June 30, 2021 and December 31, 2020, the Company had the following revenue and accounts receivable concentrations:

	June 30, 2021		December 31, 2020
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable
	(Unaudited)
Patient payment	39%	36%	35%	38%
Medicare payment	38%	17%	40%	16%
Insurance payment	23%	47%	25%	46%

Note 5 – Accounts Receivable

As of June 30, 2021 and December 31, 2020, the Company’s accounts receivable consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Gross accounts receivable	$1,369,325	$1,542,665
Less: allowance for doubtful accounts	(28,982)	(28,982)
Accounts receivable, net	$1,340,343	$1,513,683

Note 6 – Business Acquisitions

IMAC Florida

In February 2021, the Company completed the asset purchase of and signed Management Services Agreement with Willmitch Chiropractic, P.A. in Tampa, Florida. The transaction was completed as an asset purchase for $421,000. Willmitch Chiropractic’s founder, Martin Willmitch, will remain with the Company and serve as Vice President of Managed Care of IMAC Holdings.

In March 2021, the Company completed the asset purchase of NHC Chiropractic, PLLC dba Synergy Healthcare in Orlando, Florida. The transaction was completed as an asset purchase for $142,500.

In June 2021, the Company completed an asset purchase of Fort Pierce Chiropractic in Fort Pierce, Florida. The transaction was completed as an asset purchase for $50,000.

IMAC Chicago

In June 2021, the Company also completed an asset purchase of Active Medical Center in Naperville, Illinois. The transaction was completed as an asset purchase for $205,000.

The following table summarizes the fair value of consideration paid and the allocation of purchase price to the fair value of net assets acquired for the acquisitions:

	Orlando	Tampa	Fort Pierce	Naperville
Property & equipment	$149,720	$7,400	$45,000	$49,000
Intangible assets	-	413,600	5,000	151,000
Other assets	-	-	-	5,000
Current liabilities	(7,220)	-	-	-
	$142,500	$421,000	$50,000	$205,000

Note 7 – Property and Equipment

The Company’s property and equipment consisted of the following at June 30, 2021 and December 31, 2020:

	Estimated Useful Life in Years	June 30, 2021	December 31, 2020

Leasehold improvements	Shorter of asset or lease term	$2,109,268	$2,064,669
Equipment	1.5 - 7	2,366,065	2,012,276
Total property and equipment		4,475,333	4,076,945

Less: accumulated depreciation		(2,616,723)	(2,302,273)
		1,858,610	1,774,672
Construction in progress		10,122	2,370
Total property and equipment, net		$1,868,732	$1,777,042

Depreciation expense was $171,378 and $218,818 for the three months ended June 30, 2021 and 2020, respectively and $335,323 and $437,661 for the six months ended June 30, 2021 and 2020, respectively.

Note 8 – Intangibles Assets and Goodwill

The Company’s intangible assets and goodwill consisted of the following at June 30, 2021 and December 31, 2020:

		June 30, 2021
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(2,110,731)	$5,829,667
Non-compete agreements	3 years	306,000	(300,181)	5,819
Customer lists	3 years	699,482	(124,632)	574,850
Brand development	10 years	66,495	(1,617)	64,878
Definite lived assets		9,012,375	(2,537,161)	6,475,214
Research and development		243,750	-	243,750
Goodwill		2,040,696	-	2,040,696
Total intangible assets and goodwill		$11,296,821	$(2,537,161)	$8,759,660

		December 31, 2020
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(1,706,379)	$6,234,019
Non-compete agreements	3 years	301,000	(257,139)	43,861
Customer lists	3 years	134,882	(44,961)	89,921
Definite lived assets		8,376,280	(2,008,479)	6,367,801
Research and development		243,750	-	243,750
Goodwill		2,040,696	-	2,040,696
Total intangible assets and goodwill		$10,660,726	$(2,008,479)	$8,652,247

Amortization was $270,426 and $234,833 for the three months ended June 30, 2021 and 2020, respectively and $528,682 and $466,485 for the six months ended June 30, 2021 and 2020, respectively.

The Company’s estimated future amortization of intangible assets was as follows:

Years Ending December 31,

2021 (six months)	$515,209
2022	1,034,133
2023	987,715
2024	830,934
2025	798,473
Thereafter	2,308,750
$6,475,214

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

Right of Use Assets

Right of use assets included in the Company’s condensed consolidated balance sheet were as follows:

	June 30, 2021	December 31, 2020

Non-current assets
Right of use assets, net of amortization	$5,029,827	$3,816,035

Total operating lease cost

Individual components of the total lease cost incurred by the Company were as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Operating lease expense	$595,936	$618,508

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The Company’s amount of future minimum lease payments under operating leases are as follows:

Operating Leases

Undiscounted future minimum lease payments:
2021 (six months)	$777,087
2022	1,559,757
2023	1,470,472
2024	1,094,345
2025	718,733
Thereafter	448,196
Total	6,068,590
Amount representing imputed interest	(351,403)
Total operating lease liability	5,717,187
Current portion of operating lease liability	(1,424,662)
Operating lease liability, non-current	$4,292,525

Note 10 – Notes Payable

Set forth below is a summary of the Company’s outstanding debt as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020

Note payable to Edward S. Bredniak in the amount of up to $2,000,000. An existing note payable with this entity in the amount of $379,676 has been combined into the new note payable which carries an interest rate of 10% per annum. This note was amended in September 2020 and all outstanding balances are due January 5, 2022. This note was paid in full on March 29, 2021.	$-	$1,750,000

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matures on May 15, 2023, and is secured by the personal guarantees of certain Company executives.	58,004	72,238

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	74,935	81,330

Note payable to a financial institution in the amount of $200,000 dated May 4, 2016. The note requires 60 monthly installments of $3,881 including principal and interest at 4.25%. The note matured on May 4, 2021, and is secured by the equipment and personal guarantees of certain Company executives.	-	19,191

Note payable to an employee in the amount of $101,906 dated March 8, 2017. The note requires payments in five annual installments of $23,350, including principal and interest at 5%. The note matures on December 31, 2021, and is unsecured. This note was paid in full on June 8, 2021.	-	20,000

$112,800 payable to a landlord of Advantage Therapy, LLC pursuant to a lease dated March 1, 2019. The debt is payable in 60 monthly installments of $2,129, including principal and interest at 5%. The debt matures on June 1, 2024.	71,025	81,862

Note payable to a financial institution in the amount of $140,000, dated September 25, 2019. The note requires 36 consecutive monthly installments of $4,225 including principal and interest at 5.39%. The note matures on September 19, 2022 and is secured by a personal guarantee of the Vice President of Business Development of the Company.	61,129	84,444

Note payable in the amount of $2,690,000, dated October 29, 2020. The note is payable on or before April 29, 2022. The interest on the note accrues at a rate of 7% per annum and is payable on the maturity date or otherwise in accordance with the note.	1,906,366	2,690,000

Unamortized debt issuance costs	(156,430)	(312,858)

	2,015,029	4,486,207
Less: current portion:	(1,863,849)	(2,527,324)
	$151,180	$1,958,883

Principal maturities of the Company’s notes payable are as follows:

Years Ending December 31,	Amount

2021 (six months)	$1,806,146
2022	104,186
2023	51,657
2024	27,631
2025	15,813
Thereafter	9,596
Total	$2,015,029

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

On October 5, 2020, the Company launched an at-the-market offering of up to $5,000,000 worth of shares of the Company’s common stock pursuant to an At-The-Market Issuance Sales Agreement, dated October 5, 2020, by and between the Company and Ascendiant Capital Markets, LLC. Since the launch and as of June 30, 2021, pursuant to the Agreement, the Company had sold 1,541,758 shares of common stock through Ascendiant Capital Markets for aggregate proceeds to the Company of $2.9 million.

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

On April 7, 2021 the Company closed on the sale of an additional 1,193,750 shares of common stock at the recent public offering price of $1.60 per share, pursuant to the 15% over-allotment option exercised in full by the underwriters in connection with its public offering that closed March 2021.

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

Stock Options

As of June 30, 2021, the Company had issued stock options to purchase 435,518 shares of its common stock as non-qualified stock options to various employees of the Company. These options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months and are exercisable for a period of ten years. Stock based compensation for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The per-share fair values of these options is calculated based on the Black-Scholes-Merton pricing model with the following assumptions: a volatility rate of 32.2%, risk free rate of 2.4% and the expected term of 10 years.

Restricted Stock Units

On May 21, 2019, the Company granted an aggregate of 277,500 Restricted Stock Units (“RSUs”) to certain employees, executives and directors of the Company, the terms of which vest over various periods between the date of grant and May 21, 2023. As of June 30, 2021, 143,750 shares of common stock were issued pursuant to previously granted RSUs which had vested as of such date. 40,000 shares were cancelled in 2020 due to board member departures.

On May 21, 2020, the Company granted 10,000 RSUs to a Board member that vested immediately.

On October 20, 2020, the Company granted an aggregate of 300,000 RSUs to Board members with these RSUs vesting in eight equal quarterly installments commencing on February 1, 2021, provided the Board members remain directors of the Company. As of June 30, 2021, 75,000 RSUs had vested and were issued to Board members.

On January 30, 2021, the Company granted an aggregate of 15,000 RSUs to non-executive staff and contractors with these RSUs vesting after one year.

Note 12 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 100% of up to 3% and 50% of 5% of total compensation for those employees making salary deferrals. The Company made contributions of $35,032 and $20,105 during the three months ended June 30, 2021 and 2020, respectively, and $69,106 and $39,795 during the six months ended June 30, 2021 and 2020, respectively.

Note 13 – Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Deferred tax benefit at the federal statutory rate	21%
Valuation allowance	-21%
0%

At June 30, 2021, the Company had a net operating loss carryforward of approximately $11.4 million for federal and state purposes. This loss will be available to offset future taxable income. There is no expiration of this carryforward as it was generated after December 31, 2017. The deferred tax asset relating to the operating loss carryforward has been fully reserved. The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

Note 14 – Commitments and Contingencies

The Company accrues a liability and charges operations for the estimated costs of contingent liabilities, including adjudication or settlement of various asserted and unasserted claims existing as of the balance sheet date, where there is a reasonable possibility that a loss has been incurred and the loss (or range of probable loss) is estimable.

From time to time the Company may become subject to threatened and/or asserted claims arising in the ordinary course of our business. Other than the matter described below, management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material impact on the Company’s financial condition, results of operations or liquidity.

Third Party Audit

From time to time, in the ordinary course of business, we are subject to audits under various governmental programs in which third party firms engaged by the Center for Medicare & Medicaid Services (“CMS”) conduct extensive reviews of claims data to identify potential improper payments. We cannot predict the ultimate outcome of any regulatory reviews or other governmental audits and investigations.

On April 15, 2021, the Company received notification from Covent Bridge Group, a CMS contractor, that they are recommending to CMS that the Company was overpaid in the amount of $2,921,868. This amount represented a statistical extrapolation of $11,530 of charges from a sample of 40 claims for the periods February 2017 to November 2020. On June 3, 2021, the Company received a request for payment from CMS in the amount of $2,918,472. The Company has begun its own internal audit process and disagrees with the interpretation of the medical records and the extrapolation techniques used to derive this balance. The Company has initiated the appropriate appeals.

At this stage of the appeals process, based on the information currently available to the Company, the Company is unable to predict the timing and ultimate outcome of this matter and therefore is unable to estimate the range of possible loss. Any potential loss may be classified as errors and omissions for which insurance coverage was in place during a majority of the years being evaluated.XBRL

As of June 30, 2021, the Company has not recorded a provision for this claim, as management does not believe that an estimate of a possible loss or range of loss can reasonably be made at this time.

Note 15 - Subsequent Events

On July 2, 2021, the Company submitted a Redetermination Request to CMS for the first appeal phase. See Note 14 – Commitment and Contingencies.

On August 9, 2021, The Company’s shareholder’s approved the Board of Directors’ proposal to increase the number of authorized shares of the Company’s common stock to 60,000,000 shares from 30,000,000 shares.

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

Overview

We are a provider of movement and orthopedic therapies and minimally invasive procedures performed through our regenerative and rehabilitative medical treatments to improve the physical health of our patients at our fast-growing chain of IMAC Regeneration Centers which we own or manage. Our outpatient medical clinics provide conservative, minimally invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our licensed healthcare professionals evaluate each patient and provide a custom treatment plan that integrates traditional medical procedures and innovative regenerative medicine procedures in combination with physical medicine. We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. The original IMAC Regeneration Center opened in Kentucky in August 2000 and remains the flagship location of our current business, which was formally organized in March 2015. To date, we have opened six and acquired eleven medical clinics and entered into a joint venture with one outpatient medical clinic in Florida, Illinois, Kentucky, Missouri and Tennessee, and plan to further expand the reach of our facilities to other strategic locations throughout the United States. We have partnered with several active and former professional athletes, including Ozzie Smith, David Price, Tony Delk and Mike Ditka, in the branding of our IMAC Regeneration Centers. Our outpatient medical clinics emphasize our focus around treating sports and orthopedic injuries as an alternative to traditional surgeries for repair or joint replacement.

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

Significant financial metrics

Significant financial metrics of the Company for the second quarter of 2021 are set forth in the bullets below.

●	Working capital is $10.8 million as of June 30, 2021 compared to a working capital deficiency of $1.2 million as of December 31, 2020.
●	Adjusted EBITDA[1] of ($1.3 million) in the second quarter of 2021 compared to ($1.2 million) in the second quarter of 2020.
●	Received $1.9 million of gross proceeds from the issuance of common stock.
●	The Company had one-time expenses of $108,000 in the second quarter of 2021, consisting of: $57,000 in consulting and $51,000 in recruiting.
●	The BackSpace incurred $25,000 in one-time/start-up expenses.
●	The Company incurred $195,000 in FDA related expenses during the second quarter of 2021.
●	The Company paid $900,000 of principal and interest during the second quarter of 2021 towards the Iliad note payable.
●	The Company performed two acquisitions during the second quarter of 2021, totaling $255,000.
(1)	Adjusted EBITDA is a non-GAAP financial measure most closely comparable to the GAAP measure of net loss. See “Reconciliation of Non-GAAP Financial Matters” below for a full reconciliation of the GAAP and non-GAAP measures.

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

The COVID-19 outbreak appears likely to cause significant economic harm across the United States, and the negative economic conditions that may result in reduced patient demand in our industry. We may experience a material loss of patients, revenue and market share as a result of the suspension of any operations. Initiatives to implement telehealth engagement with patients may not be adopted by existing and new patients. Patient habits may also be altered in the medium to long term. Negative economic conditions, a decrease in our revenue and consequent longer term trends harmful to our business may all exert pressure on our company during the pendency of emergency restrictions on our operations and beyond. Due to such conditions, beginning in the month of March 2020 we began to terminate or furlough employees to reduce costs associated with non-essential personnel, which resulted in a 27% reduction in workforce. As of June 30, 2021, 98% of the full and part-time workforce had returned from furlough.

We cannot predict with certainty when public health and economic conditions will return to normal. A decline in patient visits and/or the possible suspension of operations mandated in response to the COVID-19 outbreak, and the consequent loss of revenue and cash flow during this period may make it difficult for us to obtain capital necessary to fund our operations. Due to the impacts of COVID-19 we have seen an increase in recruiting and labor costs as well as delays in supply chain.

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

The Company tests goodwill for impairment on an annual basis, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value. No impairments of goodwill were recorded for the six months ended June 30, 2021.

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

Starting in June 2021, the Company began offering outpatient chiropractic and spinal care services as well as memberships services in a Walmart retail location as part of Back Space. The fees for such services are paid and recognized as incurred.

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

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At June 30, 2021 and December 31, 2020, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2018 are open and subject to examination by the taxing authorities.

Results of Operations for the Three and Six Months Ended June 30, 2021 Compared to the Three and Six Months Ended June 30, 2020

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

Revenues for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
	2021	2020
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$3,260	$2,510
Memberships	199	63
Retail clinics	4	-
Total revenues	$3,463	$2,573

Revenues for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$6,137	$5,722
Memberships	347	160
Retail clinics	4	-
Total revenues	$6,488	$5,882

See the table below for more information regarding our revenue breakdown by service type.

	Six Months Ended June 30,
	2021	2020

Revenues:
Medical treatments	65%	66%
Physical therapy	30%	30%
Chiropractic care	3%	3%
Memberships	2%	1%
	100%	100%

Visits to our clinics are an indication of business activity. Total visits increased 70% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Visits increased from 26,335 in the three months ended June 30, 2020 to the 44,778 in the three months ended June 30, 2021.

Visits increased 44% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Visits increased from 57,938 in the six months ended June 20, 2020 to 83,159 in the six months ended June 30, 2021.

Outpatient Facility Services

Outpatient facility service revenue increased 30% to $3.3 million for the three months ended June 30, 2021, compared to $2.5 million for the three months ended June 30, 2020. Billable visits increased 51% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Visits increased from 19,502 in the three months ended June 30, 2020 to 29,388 in the three months ended June 30, 2021. Revenue per visit has decreased, primarily influenced by a full quarter of clinic revenue from first quarter 2021 acquisitions with a history of delivering low revenue chiropractic care. We anticipate revenue per visit to increase as we begin to incorporate medical services at these locations. Billable visits increased 27% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Billable visits increased from 42,680 for the six months ended June 30, 2020 to 54,263 for the six months ended June 30, 2021.

Memberships

A membership program was implemented in January 2020 and this wellness program has different plan levels that include services for chiropractic care and medical treatments on a monthly subscription basis. Therefore, memberships could have multiple visits in one month, however only one payment is received for these visits.

Membership revenue increased $138,000 to $199,000 for the three months ended June 30, 2021, compared to $63,000 for the three months ended June 30, 2020. Active memberships increased 88% from 637 active memberships as of June 30, 2020 to 1,195 active memberships as of June 30, 2021, which is reflected in the increase in membership revenue for the quarter ending June 30, 2021.

Membership visits increased 128% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Visits increased from 5,824 in the three months ended June 30, 2020 to 13,255 for the three months ended June 30, 2021. Visits increased 91% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Visits increased from 13,074 in the six months ended June 30, 2020 to 24,910 for the six months ended June 20, 2021.

Retail clinics

The first retail clinic opened in Walmart in June 2021 with 9 other locations scheduled to open during 2021. The retail clinic provides outpatient chiropractic and spinal care services. For the three months ended June 30, 2021, the Back Space had 194 visits and 23 active members.

Operating Expenses

Operating expenses consist of patient expenses, salaries and benefits, share based compensation, advertising and marketing, general and administrative expenses and depreciation expenses.

Patient expenses consist of medical supplies for services rendered.

Patient Expenses	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$340,000	$405,000	$(65,000)	(16)%
Six Months Ended June 30	681,000	785,000	(104,000)	(13)%

Cost of revenues (patient expense) decreased for the three months ended June 30, 2021 by $65,000 as compared to June 30, 2020. The decrease is attributable to implementation of centralized purchasing. Centralized purchasing has increased our efficiency of ordering and distributing supplies across all of our locations reducing our expense.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and Benefits	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$2,997,000	$2,334,000	$663,000	28%
Six Months Ended June 30	5,751,000	5,260,000	491,000	9%

Salaries and benefits expenses for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, increased due to the addition of new employees in 2021 as compared to the reduction in workforce as a result of the COVID-19 outbreak in 2020. The Company has noted an increase in costs due to employee retention as well as higher salaries for replacement and expansion positions in all locations.

Share-based compensation consists of the value of equity incentive grants issued to employees, directors and board members which have vested during the period.

Share-based Compensation	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$123,000	$122,000	$1,000	1%
Six Months Ended June 30	234,000	203,000	31,000	15%

Share-based compensation increased 15% for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, partly due to having an additional board member and the associated additional RSU’s (Restricted Stock Units) compared to the same period in 2020. Board compensation also increased $15,000 from second quarter 2020 to second quarter 2021.

Advertising and marketing consist of marketing, business promotion and brand recognition.

Advertising and Marketing	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$316,000	$174,000	$142,000	82%
Six Months Ended June 30	581,000	416,000	165,000	40%

Advertising and marketing expenses increased $142,000 for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. $78,000 of the total increase is in online and website advertising. During the second quarter of 2020 advertising was reduced since patient visits were reduced due to the COVID-19 outbreak. During the first six months of 2021 we have seen an increase in patient visits that coincides with our increase in marketing in all of our locations.

General and administrative expense (“G&A”) consist of all other costs than advertising and marketing, salaries and benefits, patient expenses and depreciation.

General and Administrative	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$1,661,000	$1,208,000	$453,000	38%
Six Months Ended June 30	2,881,000	2,445,000	436,000	18%

G&A increased 38% in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. There was an $81,000 increase in billing expenses from the second quarter of 2020 compared to the second quarter of 2021 due to the increase in collections. Consulting services and recruiting had one-time fees that resulted in an increase of $108,000. The Back Space incurred $25,000 in one-time startup fees for the first location opened in June 2021. Office supplies also increased due to the increase in patient revenue and 3 new office locations, Naperville, Fort Pierce and one Back Space. Other operating expenses had an increase of $195,000 in the second quarter of 2021 compared to the second quarter of 2020 due to FDA clinical trial as described below.

FDA Clinical Trial

In August 2020, the United States Food and Drug Administration (the “FDA”) approved the Company’s investigational new drug application. The Company has begun Phase 1 of the clinical trial, which will be conducted over a 12-month period. The Company incurred $195,000 in expenses related to consultants, supplies, software and travel for the clinical trial during the three months ended June 30, 2021 compared to no expenses in the three months ended June 30, 2020. These expenses are included in the G&A totals above.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Depreciation and Amortization	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$442,000	$454,000	$(12,000)	(3)%
Six Months Ended June 30	864,000	904,000	(40,000)	(4)%

Depreciation and amortization decreased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This decrease is due to the sale of the Lexington, Kentucky office building in July 2020.

Net loss attributable to the non-controlling interest. Net loss attributable to the non-controlling interest is the amount of net income (loss) for the period allocated to non-controlling partners of IMAC Holdings, Inc. that is included in the entity’s consolidated financial statements.

Analysis of Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, public offering, self-insured employers and other payers.

During the six months ended June 30, 2021, net cash used in operations increased to $4.3 million compared to $3.0 million for the six months ended June 20, 2020. This difference was primarily attributable to the change in other assets during the three months ended June 30, 2021.

Net cash used in investing activities during the six months ended June 30, 2021 and 2020 was $1.0 million and $454,000, respectively. This was primarily driven by the four acquisitions made during 2021 totaling $732,000.

Net cash provided by financing activities during the six months ended June 30, 2021 was $16.4 million, including $19.0 million from the gross proceeds from issuance of common stock and $2.6 million paid towards notes payable.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
GAAP loss attributable to IMAC Holdings, Inc.	$(1,996,044)	$(2,030,688)	$(3,986,079)	$(3,764,233)
Interest income	-	(39)	-	(39)
Interest expense	126,228	134,921	302,507	211,125
Share-based compensation expense	123,169	121,945	233,776	203,029
Depreciation and amortization	441,804	453,651	864,005	904,146
(Gain) loss on extinguishment of debt	(108)	109,544	(108)	109,544
Loss on sale of assets	(49)	21,225	3,994	21,225
Adjusted EBITDA	$(1,305,000)	$(1,189,441)	$(2,581,905)	$(2,315,203)

Liquidity and Capital Resources

As of June 30, 2021, we had $14 million in cash and working capital of $10.8 million. As of December 31, 2020, we had cash of $3 million and deficiency in working capital of $1.2 million. The increase in working capital was primarily due to the proceeds from the March 2021 public offering.

We believe our cash at June 30, 2021 will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months.

As of June 30, 2021, we had approximately $5.4 million in current liabilities. The Iliad note represents $1.9 million of our current liabilities. Of our remaining current liabilities as of June 30, 2021, approximately $890,000 in current liabilities outstanding to our vendors, which we have historically paid down in the normal course of our business. Lastly, accrued wages, taxes, 401k contributions and paid time off represent approximately $920,000 of the remaining current liabilities.

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

On April 7, 2021 the Company closed on the sale of an additional 1,193,750 shares of common stock at the recent public offering price of $1.60 per share, pursuant to the 15% over-allotment option exercised in full by the underwriters in connection with its public offering that closed March 2021.

These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern.

Contractual Obligations

The following table summarizes our contractual obligations by period as of June 30, 2021:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term obligations	$1,977,342	$1,977,342	$-	$-	$-
Long-term obligations, including interest	223,619	-	197,144	26,475	-
Finance lease obligations, including interest	64,517	10,903	53,614	-	-
Operating lease obligations	6,068,590	777,087	4,124,575	1,091,820	75,108
	$8,334,068	$2,765,332	$4,375,333	$1,118,295	$75,108

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company did not have any off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2021. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2021. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2021.

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

On June 3, 2021, the Company received a request for payment from CMS for $2,918,472. As of June 30, 2021, CMS had withheld $370,707 towards the overpayment balance. Based on the request for payment letter, simple interest will be accrued at a rate of 9.50% of the unpaid balance of the overpayment beginning on the 31st day. Interest is calculated in 30 day periods and is assessed for each full 30 day period that payment is not made on time. The Company has begun its own internal audit process and disagrees with the interpretation of the medical records and the extrapolation techniques used to derive this balance. The Company is prepared to follow the appropriate appeals process or use the judicial system.

The Company is unable to predict the timing and ultimate outcome of this matter. Any potential loss may be classified as errors and omissions for which insurance coverage was in place during a majority of the years being evaluated. As of June 30, 2021, the Company has recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

From time to time the Company may become subject to threatened and/or asserted claims arising in the ordinary course of our business. Management is not aware of any other matters, either individually or in the aggregate, that are reasonably likely to have a material impact on the Company’s financial condition, results of operations or liquidity.

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

On August 9, 2021, the Company held an annual meeting of its stockholders (the “Annual Meeting”) at the Company’s offices located at 1605 Westgate Circle, Brentwood, Tennessee 37027, at 11:00 a.m., local time. As of June 18, 2021, the record date of the Annual Meeting, there were a total of 25,200,481 shares of the Company’s common stock issued and outstanding and entitled to vote at the Annual Meeting. A total of 15,605,960 votes were represented at the Annual Meeting, and a quorum was present. The following proposals were submitted to the shareholders:

1. the election of five directors nominated by the Company’s board of directors named in the Proxy Statement (defined below);

2. the amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock to 60,000,000 shares from 30,000,000 shares;

3. the ratification of the appointment of Daszkal Bolton LLP as the Company’s independent registered certified public accounting firm for the fiscal year ending December 31, 2021;

4. the approval (on an advisory, non-binding basis) of the compensation of the Company’s named executive officers; and

5. the approval (on an advisory, non-binding basis) of the frequency of the future advisory votes on the compensation of the Company’s named executive officers (whether once every year, every two years or three years).

For more information about the foregoing proposals, please see the Company’s Definitive Proxy Statement filed June 30, 2021 (the “Proxy Statement”).

The number of votes cast for, against, and where applicable, votes withheld, as well as abstentions and whether each proposal was approved, is set forth below.

1. The election of five directors nominated by the Board and named in the Proxy Statement.

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Jeffrey S. Ervin	8,628,949	0	24,318	6,952,693
Matthew C. Wallis	8,605,116	0	48,151	6,952,693
Maurice E. Evans	8,616,269	0	36,998	6,952,693
Michael D. Pruitt	8,606,562	0	46,705	6,952,693
Cary W. Sucoff	8,588,943	0	64,324	6,952,693

The five nominees listed above were elected to the Board. Consistent with the Company’s certificate of incorporation, each director will serve until the Company’s 2022 annual meeting of stockholders and, in each case, until a successor has been elected and qualified, or until his earlier death, resignation or removal.

2. The amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock to 60,000,000 shares from 30,000,000 shares.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
13,933,931	146,299	955,255	570,475

The proposal to approve the amendment to the Company’s certificate of incorporation, was approved.

3. The ratification of the appointment of Daszkal Bolton LLP as the Company’s independent registered certified public accounting firm for the fiscal year ending December 31, 2021.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
15,452,436	106,356	45,167	2,001

The appointment of Daszkal Bolton LLP as the Company’s independent registered certified public accounting firm for the fiscal year ending December 31, 2021 was ratified.

4. The approval (on an advisory, non-binding basis) of the compensation of the Company’s named executive officers.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
7,963,497	58,136	631,635	6,952,692

The proposal to approve, on an advisory, non-binding basis, the compensation of the Company’s named executive officers, was approved.

5. The approval (on an advisory, non-binding basis) of the frequency of the future advisory votes on the compensation of the Company’s named executive officers (whether once every year, every two years or three years).

EVERY YEAR	EVERY TWO YEARS	EVERY THREE YEARS	ABSTAIN	BROKER NON-VOTES
6,450,713	1,522,891	49,755	628,158	6,954,443

The stockholders approved, on an advisory, non-binding basis, the frequency of future advisory votes on the compensation of the Company’s named executive officers to be held every year.

The stockholders approved, on an advisory basis, the holding of the advisory vote on named executive officer compensation annually. Based on the results of the vote, and consistent with the recommendation of the Board to stockholders, the Board has determined to hold a non-binding advisory vote regarding named executive officer compensation annually until the next required non-binding advisory vote on the frequency of holding future votes regarding named executive officer compensation.

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

IMAC HOLDINGS, INC.

Date: August 12, 2021	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Sheri Gardzina
Sheri Gardzina
Chief Financial Officer (Principal Financial and Accounting Officer)

