Form 10-Q
period 2021-09-30
IMAC Holdings, Inc.
filed 2021-11-10
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 10, 2021, the registrant had 26,208,167 shares of common stock (par value $0.001 per share) outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$11,194,322	$2,623,952
Accounts receivable, net	1,155,425	1,513,683
Deferred compensation, current portion	237,729	309,375
Other assets	958,816	310,359
Total current assets	13,546,292	4,757,369

Property and equipment, net	1,777,263	1,777,042

Other assets:
Goodwill	2,040,696	2,040,696
Intangible assets, net	6,462,287	6,611,551
Deferred compensation, net of current portion	122,875	354,906
Security deposits	357,050	388,407
Right of use asset	4,857,388	3,816,035
Total other assets	13,840,296	13,211,595

Total assets	$29,163,851	$19,746,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,807,046	$1,692,283
Patient deposits	549,767	295,071
Notes payable, current portion, net of deferred loan costs	1,078,384	2,527,324
Finance lease obligation, current portion	18,844	18,242
Liability to issue common stock, current portion	394,575	339,375
Operating lease liability, current portion	1,517,485	1,078,107
Total current liabilities	5,366,101	5,950,402

Long-term liabilities:
Notes payable, net of current portion	121,766	1,958,883
Finance lease obligation, net of current portion	34,113	48,323
Liability to issue common stock, net of current portion	189,385	468,760
Operating lease liability, net of current portion	3,927,739	3,506,484

Total liabilities	9,639,104	11,932,852

Commitments and Contingencies – Note 14

Stockholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 authorized, none issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	-	-
Common stock - $0.001 par value, 30,000,000 authorized; 25,980,598 and 12,839,972 shares issued at September 30, 2021 and December 31, 2020, respectively; and 25,322,356 and 12,747,055 outstanding at September 30, 2021 and December 31, 2020, respectively.	25,323	12,747
Additional paid-in capital	44,824,906	25,465,094
Accumulated deficit	(20,752,598)	(15,045,783)
Non-controlling interest	(4,572,884)	(2,618,904)
Total stockholders’ equity	19,524,747	7,813,154

Total liabilities and stockholders’ equity	$29,163,851	$19,746,006

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Patient revenues, net	$3,487,482	$3,477,841	$9,975,104	$9,359,490
Other income	14	-	6,092	-
Management fees	-	-	36,068	12,487
Total revenue	3,487,496	3,477,841	10,017,264	9,371,977

Operating expenses:
Patient expenses	361,141	428,615	1,042,504	1,213,799
Salaries and benefits	3,377,070	2,622,266	9,127,992	7,882,665
Share-based compensation	188,490	108,377	422,266	311,406
Advertising and marketing	294,046	234,694	875,123	650,861
Grant funds	-	-	-	(415,978)
General and administrative	1,603,056	961,521	4,483,587	3,406,116
Depreciation and amortization	450,579	430,121	1,314,584	1,334,267
Total operating expenses	6,274,382	4,785,594	17,266,056	14,383,136

Operating loss	(2,786,886)	(1,307,753)	(7,248,792)	(5,011,159)

Other income (expense):
Interest income	1,754	6,028	1,754	6,067
Other income	-	6	135	6
Gain (loss) on extinguishment of debt	-	9,783	108	(99,761)
Gain on lease modification	57,086	-	57,086	-
Loss on disposal of assets	(56,270)	(39,047)	(60,264)	(60,272)
Interest expense	(108,315)	(141,416)	(410,822)	(352,541)
Total other expenses	(105,745)	(164,646)	(412,003)	(506,501)

Net loss before income taxes	(2,892,631)	(1,472,399)	(7,660,795)	(5,517,660)

Income taxes	-	-	-	-

Net loss	(2,892,631)	(1,472,399)	(7,660,795)	(5,517,660)

Net loss attributable to the non-controlling interest	1,171,895	42,741	1,953,980	323,769

Net loss attributable to IMAC Holdings, Inc.	$(1,720,736)	$(1,429,658)	$(5,706,815)	$(5,193,891)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.07)	$(0.12)	$(0.27)	$(0.49)

Weighted average common shares outstanding
Basic and diluted	25,322,356	11,839,972	21,446,726	10,549,899

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Non-
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total

Balance, January 1, 2020	8,913,258	$8,907	$20,050,634	$(2,080,199)	$(10,042,050)	$7,937,292
Issuance of common stock	1,095,840	1,096	1,376,122	-	-	1,377,218
Issuance of employee stock options	-	-	38,359	-	-	38,359
Net loss	-	-	-	(336,604)	(1,733,545)	(2,070,149)
Balance, March 31, 2020	10,009,098	10,003	21,465,115	(2,416,803)	(11,775,595)	7,282,720
Issuance of common stock	1,830,875	1,831	2,576,820	-	-	2,578,651
Issuance of employee stock options	-	-	37,569	-	-	37,569
Net income (loss)	-	-	-	55,576	(2,030,688)	(1,975,112)
Balance, June 30, 2020	11,839,973	11,834	24,079,504	(2,361,227)	(13,806,283)	7,923,828
Issuance of employee stock options	-	-	40,385	-	-	40,385
Net loss	-	-	-	(42,741)	(1,429,658)	(1,472,399)
Balance, September 30, 2020	11,839,973	$11,834	$24,119,889	$(2,403,968)	$(15,235,941)	$6,491,814

	Common Stock		Additional	Non-
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total

Balance, January 1, 2021	12,747,055	$12,747	$25,465,094	$(2,618,904)	$(15,045,783)	$7,813,154
Issuance of common stock	11,259,676	11,260	17,198,664	-	-	17,209,924
Issuance of employee stock options	-	-	39,052	-	-	39,052
Net loss	-	-	-	(239,388)	(1,990,035)	(2,229,423)
Balance, March 31, 2021	24,006,731	24,007	42,702,810	(2,858,292)	(17,035,818)	22,832,707
Issuance of common stock	1,315,625	1,316	2,043,459	-	-	2,044,775
Issuance of employee stock options	-	-	39,542	-	-	39,542
Net loss	-	-	-	(542,697)	(1,996,044)	(2,538,741)
Balance, June 30, 2021	25,322,356	25,323	44,785,811	(3,400,989)	(19,031,862)	22,378,283
Issuance of employee stock options	-	-	39,095	-	-	39,095
Net loss	-	-	-	(1,171,895)	(1,720,736)	(2,892,631)
Balance, September 30, 2021	25,322,356	$25,323	$44,824,906	$(4,572,884)	$(20,752,598)	$19,524,747

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,660,795)	$(5,517,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,314,584	1,334,267
Share based compensation	422,266	311,406
Loss on disposition of assets	60,264	1,959
(Increase) decrease in operating assets:
Accounts receivable, net	358,258	(154,292)
Other assets	(674,539)	251,976
Security deposits	36,357	86,081
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	147,815	(518,074)
Patient deposits	254,696	183,987
Net cash used in operating activities	(5,741,094)	(4,020,350)

Cash flows from investing activities:
Purchase of property and equipment	(371,882)	(52,626)
Purchase of license fee	-	(243,750)
Brand development	(66,495)	-
Acquisitions (Note 6)	(731,909)	(200,000)
Proceeds from sale of fixed assets	14,450	-
Net cash used in investing activities	(1,155,836)	(496,376)

Cash flows from financing activities:
Proceeds from issuance of common stock	19,005,323	3,736,613
Proceeds from notes payable	-	2,891,520
Payments on notes payable	(3,517,195)	(737,758)
Payments of debt issuance costs	-	(70,000)
Payments on finance lease obligation	(20,828)	(13,034)
Net cash provided by financing activities	15,467,300	5,807,341

Net increase in cash	8,570,370	1,290,615

Cash, beginning of period	2,623,952	373,689

Cash, end of period	$11,194,322	$1,664,304

Supplemental cash flow information:
Interest paid	$219,573	$63,152
Non cash financing and investing:
Debt discount notes payable	$-	$115,000
Debt payment by sale of property and equipment	$-	$1,232,500

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

IMAC Holdings, Inc. is a holding company for IMAC Regeneration Centers, The Back Space retail store and our Investigational New Drug division. IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide movement, orthopedic and neurological therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. The Company has opened or acquired through management service agreements seventeen (17) medical clinics located in Florida, Illinois, Kentucky, Missouri and Tennessee as of September 30, 2021. The Company has a joint venture with an outpatient medical clinic in Kentucky. The Company has partnered with several well-known sports stars such as Ozzie Smith, David Price, Tony Delk and Mike Ditka in opening its medical clinics, with a focus on delivering sports medicine treatments without opioids. The Back Space operates a healthcare center specializing in chiropractic and spinal care services inside Walmart retail locations. As of September 30, 2021, the Back Space has opened one retail clinic location in Tennessee. The Company’s Investigational New Drug division is conducting a clinical trial for its investigational compound utilizing umbilical cord-derived allogenic mesenchymal stem cells for the treatment of bradykinesia due to Parkinson’s disease.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2021 and December 31, 2020.

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

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $294,000 and $235,000 for three months ended September 30, 2021 and 2020, respectively and was $875,000 and $651,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the condensed consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At September 30, 2021 and December 31, 2020, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2017 are open and subject to examination by the taxing authorities.

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company had positive working capital of approximately $8.2 million at September 30, 2021 and a deficiency in working capital of $1.2 million at December 31, 2020. The Company had a net loss of approximately $5.7 million for the nine months ended September 30, 2021, and used cash in operations of approximately $5.7 million at September 30, 2021. The Company expects to continue to incur significant expenditures to develop and expand its owned and managed outpatient medical clinics.

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

Based on the proceeds received, the Company has the ability to continue as a going concern for at least the next 12 months and meet its financial obligations as they become due.

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000.

Revenue and Accounts Receivable

As of September 30, 2021 and December 31, 2020, the Company had the following revenue and accounts receivable concentrations:

	September 30, 2021		December 31, 2020
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable
	(Unaudited)
Patient payment	41%	34%	35%	38%
Medicare payment	37%	20%	40%	16%
Insurance payment	18%	29%	22%	37%
Injury payment	4%	17%	3%	9%

Note 5 – Accounts Receivable

As of September 30, 2021 and December 31, 2020, the Company’s accounts receivable consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Gross accounts receivable	$1,184,407	$1,542,665
Less: allowance for doubtful accounts	(28,982)	(28,982)
Accounts receivable, net	$1,155,425	$1,513,683

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

The following table summarizes the fair value of consideration paid and the allocation of purchase price to the fair value of net assets acquired for the acquisitions:

	Orlando	Tampa	Fort Pierce	Naperville
Property & equipment	$149,720	$7,400	$45,000	$49,000
Intangible assets	-	413,600	5,000	151,000
Other assets	-	-	-	5,000
Current liabilities	(7,220)	-	-	-
	$142,500	$421,000	$50,000	$205,000

Note 7 – Property and Equipment

The Company’s property and equipment consisted of the following at September 30, 2021 and December 31, 2020:

	Estimated Useful Life in Years	September 30, 2021	December 31, 2020

Leasehold improvements	Shorter of asset or lease term	$2,109,268	$2,064,669
Equipment	1.5 - 7	2,366,176	2,012,276
Total property and equipment		4,475,444	4,076,945

Less: accumulated depreciation		(2,803,326)	(2,302,273)
		1,672,118	1,774,672
Construction in progress		105,145	2,370
Total property and equipment, net		$1,777,263	$1,777,042

Depreciation expense was $194,000 and $195,000 for the three months ended September 30, 2021 and 2020, respectively and $529,000 and $633,000 for the nine months ended September 30, 2021 and 2020, respectively.

Note 8 – Intangibles Assets and Goodwill

The Company’s intangible assets and goodwill consisted of the following at September 30, 2021 and December 31, 2020:

		September 30, 2021
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(2,301,908)	$5,638,490
Non-compete agreements	3 years	306,000	(301,834)	4,166
Customer lists	3 years	699,482	(187,370)	512,112
Brand development	10 years	66,495	(2,726)	63,769
Definite lived assets		9,012,375	(2,793,838)	6,218,537
Research and development		243,750	-	243,750
Goodwill		2,040,696	-	2,040,696
Total intangible assets and goodwill		$11,296,821	$(2,793,838)	$8,502,983

		December 31, 2020
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(1,706,379)	$6,234,019
Non-compete agreements	3 years	301,000	(257,139)	43,861
Customer lists	3 years	134,882	(44,961)	89,921
Definite lived assets		8,376,280	(2,008,479)	6,367,801
Research and development		243,750	-	243,750
Goodwill		2,040,696	-	2,040,696
Total intangible assets and goodwill		$10,660,726	$(2,008,479)	$8,652,247

Amortization was $257,000 and $235,000 for the three months ended September 30, 2021 and 2020, respectively and $785,000 and $701,000 for the nine months ended September 30, 2021 and 2020, respectively.

The Company’s estimated future amortization of intangible assets was as follows:

Years Ending December 31,

2021 (three months)	$258,532
2022	1,034,133
2023	987,715
2024	830,934
2025	798,473
Thereafter	2,308,750
$6,218,537

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

Right of Use Assets

Right of use assets included in the Company’s condensed consolidated balance sheet were as follows:

	September 30, 2021	December 31, 2020

Non-current assets
Right of use assets, net of amortization	$4,857,388	$3,816,035

Total operating lease cost

Individual components of the total lease cost incurred by the Company were as follows:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Operating lease expense	$917,819	$942,351

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The Company’s amount of future minimum lease payments under operating leases are as follows:

Operating Leases

Undiscounted future minimum lease payments:
2021 (three months)	$425,344
2022	1,598,488
2023	1,442,234
2024	1,073,318
2025	699,279
Thereafter	539,442
Total	5,778,105
Amount representing imputed interest	(332,881)
Total operating lease liability	5,445,224
Current portion of operating lease liability	(1,517,485)
Operating lease liability, non-current	$3,927,739

Note 10 – Notes Payable

Set forth below is a summary of the Company’s outstanding debt as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020

Note payable to Edward S. Bredniak in the amount of up to $2,000,000. An existing note payable with this entity in the amount of $379,676 has been combined into the new note payable which carries an interest rate of 10% per annum. This note was amended in September 2020 and all outstanding balances are due January 5, 2022. This note was paid in full on March 29, 2021.	$-	$1,750,000

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matures on May 15, 2023, and is secured by the personal guarantees of certain Company executives.	50,758	72,238

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	71,677	81,330

Note payable to a financial institution in the amount of $200,000 dated May 4, 2016. The note requires 60 monthly installments of $3,881 including principal and interest at 4.25%. The note is secured by the equipment and personal guarantees of certain Company executives. This note was paid in full on May 4, 2021.	-	19,191

Note payable to an employee in the amount of $101,906 dated March 8, 2017. The note requires payments in five annual installments of $23,350, including principal and interest at 5%. The note matures on December 31, 2021, and is unsecured. This note was paid in full on June 8, 2021.	-	20,000

$112,800 payable to a landlord of Advantage Therapy, LLC pursuant to a lease dated March 1, 2019. The debt is payable in 60 monthly installments of $2,129, including principal and interest at 5%. The debt matures on June 1, 2024.	65,503	81,862

Note payable to a financial institution in the amount of $140,000, dated September 25, 2019. The note requires 36 consecutive monthly installments of $4,225 including principal and interest at 5.39%. The note matures on September 19, 2022 and is secured by a personal guarantee of the Vice President of Business Development of the Company.	53,218	84,444

Note payable in the amount of $2,690,000, dated October 29, 2020. The note is payable on or before April 29, 2022. The interest on the note accrues at a rate of 7% per annum and is payable on the maturity date or otherwise in accordance with the note.	1,037,208	2,690,000

Unamortized debt issuance costs	(78,214)	(312,858)

	1,200,150	4,486,207
Less: current portion:	(1,078,384)	(2,527,324)
	$121,766	$1,958,883

Principal maturities of the Company’s notes payable are as follows:

Years Ending December 31,	Amount

2021 (three months)	$991,267
2022	104,186
2023	51,657
2024	27,631
2025	15,813
Thereafter	9,596
Total	$1,200,150

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

On October 5, 2020, the Company launched an at-the-market offering of up to $5,000,000 worth of shares of the Company’s common stock pursuant to an At-The-Market Issuance Sales Agreement, dated October 5, 2020, by and between the Company and Ascendiant Capital Markets, LLC. Since the launch and as of September 30, 2021, pursuant to the Agreement, the Company had sold 1,541,758 shares of common stock through Ascendiant Capital Markets for aggregate proceeds to the Company of $2.9 million.

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

Stock Options

As of September 30, 2021, the Company had issued stock options to purchase 435,518 shares of its common stock as non-qualified stock options to various employees of the Company. These options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months and are exercisable for a period of ten years. Stock based compensation for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The per-share fair values of these options is calculated based on the Black-Scholes-Merton pricing model with the following assumptions: a volatility rate of 32.2%, risk free rate of 2.4% and the expected term of 10 years.

Restricted Stock Units

On May 21, 2019, the Company granted an aggregate of 277,500 Restricted Stock Units (“RSUs”) to certain employees, executives and directors of the Company, the terms of which vest over various periods between the date of grant and May 21, 2023. As of September 30, 2021, 143,750 shares of common stock were issued pursuant to previously granted RSUs which had vested as of such date. 40,000 shares were cancelled in 2020 due to board member departures.

On May 21, 2020, the Company granted 10,000 RSUs to a Board member that vested immediately.

On October 20, 2020, the Company granted an aggregate of 300,000 RSUs to Board members with these RSUs vesting in eight equal quarterly installments commencing on February 1, 2021, provided the Board members remain directors of the Company. In April 2021 the Compensation Committee amended the vesting schedule to a one-year vesting period. As of September 30, 2021, 112,500 RSUs had vested and 75,000 were issued to Board members.

On January 30, 2021, the Company granted an aggregate of 15,000 RSUs to non-executive staff and contractors with these RSUs vesting after one year.

Note 12 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 100% of up to 3% and 50% of 5% of total compensation for those employees making salary deferrals. The Company made contributions of $39,000 and $32,000 during the three months ended September 30, 2021 and 2020, respectively, and $108,000 and $72,000 during the nine months ended September 30, 2021 and 2020, respectively.

Note 13 – Income Taxes

As of September 30, 2021, the Company had an effective tax rate of approximately 25.8%. The Company has federal net operating loss carryforwards of approximately $18.2 million and state net operating losses of approximately $19.5 million. There is no expiration of the federal loss carryforwards as all federal net operating loss carryforwards were generated after December 31, 2017. The state operating loss carryforwards are subject to expiration beginning on December 31, 2031. The deferred tax asset relating to the net operating loss carryforwards is offset by a full valuation allowance. The principal differences between the operating loss for income tax purposes and financial reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

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

The Company received a notification dated September 30, 2021, from CMS that they “found the request to be favorable by reversing the extrapolation to actual”. The Company received a separate notification stating “the extrapolated overpayment was reduced to the actual overpayment amount for the sampled denied claims $5,327.73,” which had been paid as of September 30, 2021. The Company has continued the appeals process to the second level appeal related to the error rate and are anticipating a third appeal.

At this stage of the appeals process, based on the information currently available to the Company, the Company is unable to predict the timing and ultimate outcome of this matter and therefore is unable to estimate the range of possible loss. Any potential loss may be classified as errors and omissions for which insurance coverage was in place during a majority of the years being evaluated.

As of September 30, 2021, the Company has not recorded a provision for this claim, as management does not believe that an estimate of a possible loss or range of loss can reasonably be made at this time.

Note 15 - Subsequent Events

On October 1, 2021 the Company acquired Louisiana Orthopaedic & Sports Rehab Institute (LOSI) in Baton Rouge, Louisiana. LOSI was acquired for $1.6 million, consisting of $1.2 million in shares of the Company’s common stock issued at closing and $400,000 in cash, payable in four quarterly installments during the 12 months following closing.

On October 1, 2021 the Company completed an Asset Purchase Agreement for substantially all of the professional assets of F. Allen Johnston MD, PC, a Louisiana Professional Corporation, and assumed certain liabilities for $800,000 in cash.

The Company received notification dated October 21, 2021, from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $2,716,056.33. This amount represents a statistical extrapolation of $6,791.33 of charges from a sample of 38 claims for the periods July 2017 to November 2020 for Progressive Health & Rehabilitation, Ltd (“Progressive Health”). The Company entered into a management agreement with Progressive Health in April 2019 and therefore liable for only a portion of the sampled claims. There were a total of 38 claims reviewed, 25 of these claims were from the period prior to the management agreement with the Company and the remaining 13 claims were related to the period that Progressive Health was managed by the Company. As of the filing date, the Company has not received a request for payment from CMS. The Company has begun its own internal audit process and disagrees with the interpretation of the medical records and the extrapolation techniques used to derive this balance. The Company is prepared to follow the appropriate appeals process or use the judicial system.

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

Significant financial metrics

Significant financial metrics of the Company for the third quarter of 2021 are set forth in the bullets below.

●	Working capital is $8.2 million as of September 30, 2021 compared to a working capital deficiency of $1.2 million as of December 31, 2020.
●	Adjusted EBITDA[1] of ($919,000) in the third quarter of 2021 compared to ($727,000) in the third quarter of 2020.
●	The Company had one-time expenses of $226,000 in the third quarter of 2021, consisting of: $28,000 in legal, $108,000 in earnout post-acquisition and $90,000 in share based compensation due to change in vesting schedule.
●	The Company incurred $155,000 in FDA related expenses during the third quarter of 2021.
●	The Company paid $900,000 of principal and interest during the third quarter of 2021 towards the Iliad note payable.
(1)	Adjusted EBITDA is a non-GAAP financial measure most closely comparable to the GAAP measure of net loss. See “Reconciliation of Non-GAAP Financial Matters” below for a full reconciliation of the GAAP and non-GAAP measures.

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

The COVID-19 outbreak appears likely to cause significant economic harm across the United States, and the negative economic conditions that may result in reduced patient demand in our industry. We may experience a material loss of patients, revenue and market share as a result of the suspension of any operations. Initiatives to implement telehealth engagement with patients may not be adopted by existing and new patients. Patient habits may also be altered in the medium to long term. Negative economic conditions, a decrease in our revenue and consequent longer term trends harmful to our business may all exert pressure on our company during the pendency of emergency restrictions on our operations and beyond. Due to such conditions, beginning in the month of March 2020 we began to terminate or furlough employees to reduce costs associated with non-essential personnel, which resulted in a 27% reduction in workforce. As of September 30, 2021, 98% of the full and part-time workforce had returned from furlough.

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

The Company tests goodwill for impairment on an annual basis, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value. No impairments of goodwill were recorded for the nine months ended September 30, 2021.

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

Any future benefit arising from losses have been offset by a valuation allowance. Accordingly, no provision for income taxes is reflected in the consolidated financial statements. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. Interest and penalties related to income tax matters, if any, would be recognized as a component of income tax expense. At September 30, 2021 and December 31, 2020, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Currently, the tax years subsequent to 2018 are open and subject to examination by the taxing authorities.

Results of Operations for the Three and Nine Months Ended September 30, 2021 Compared to the Three and Nine Months Ended September 30, 2020

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

Revenues for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	2021	2020
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$3,327	$3,356
Memberships	150	122
Retail clinics	10	-
Total revenues	$3,487	$3,478

Revenues for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021	2020
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$9,464	$9,057
Memberships	497	302
Retail clinics	14	-
Total revenues	$9,975	$9,359

See the table below for more information regarding our revenue breakdown by service type.

	Nine Months Ended September 30,
	2021	2020

Revenues:
Medical treatments	65%	66%
Physical therapy	30%	31%
Chiropractic care	3%	2%
Memberships	2%	1%
	100%	100%

Visits to our clinics are an indication of business activity. Total visits increased 10% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Visits increased from 39,345 in the three months ended September 30, 2020 to the 43,451 in the three months ended September 30, 2021.

Visits increased 30% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Visits increased from 97,283 in the nine months ended September 30, 2020 to 126,610 in the nine months ended September 30, 2021.

Outpatient Facility Services

Outpatient facility service revenue was relatively flat from $3.3 million for the three months ended September 30, 2021, compared to $3.4 million for the three months ended September 30, 2020. Billable visits decreased 2% from 28,045 in the three months ended September 30, 2020 to 27,502 in the three months ended September 30, 2021. The Company experienced a decrease in visits in markets impacted by the Delta Variant of COVID-19. For example, our most mature market in western Kentucky experienced a decline of 2,052 billable visits primarily due to reduced staff service days as a result of COVID-19.  Revenue per visit has increased as anticipated for the third quarter, primarily influenced by an increase in higher charge visits from adding medical procedures to recently acquired facilities. Billable visits increased 16% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Billable visits increased from 70,725 for the nine months ended September 30, 2020 to 81,747 for the nine months ended September 30, 2021.

Memberships

A membership program was implemented in January 2020 and this wellness program has different plan levels that include services for chiropractic care and medical treatments on a monthly subscription basis. Therefore, memberships could have multiple visits in one month, however only one payment is received for these visits.

Membership revenue increased $28,000 to $150,000 for the three months ended September 30, 2021, compared to $122,000 for the three months ended September 30, 2020. Active memberships increased 33% from 762 active memberships as of September 30, 2020 to 1,016 active memberships as of September 30, 2021, which is reflected in the increase in membership revenue for the quarter ending September 30, 2021.

Membership visits increased 41% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Visits increased from 9,871 in the three months ended September 30, 2020 to 13,871 for the three months ended September 30, 2021. Visits increased 69% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Visits increased from 22,945 in the nine months ended September 30, 2020 to 38,828 for the nine months ended September 20, 2021.

Retail clinics

The first retail clinic opened in Walmart in June 2021 with additional locations scheduled to open during fourth quarter of 2021. The retail clinic provides outpatient chiropractic and spinal care services. For the three months ended September 30, 2021, the Back Space had 394 visits. For the nine months ended September 30, 2021, the Back Space had 588 visits. As of September 30, 2021, 70% of the Back Space revenue was related to memberships.

Operating Expenses

Operating expenses consist of patient expenses, salaries and benefits, share based compensation, advertising and marketing, general and administrative expenses and depreciation expenses.

Patient expenses consist of medical supplies for services rendered.

Patient Expenses	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$361,000	$429,000	$(68,000)	(16)%
Nine Months Ended September 30	1,043,000	1,214,000	(171,000)	(14)%

Cost of revenues (patient expense) decreased for the three months ended September 30, 2021 by $68,000 as compared to September 30, 2021. The decrease is attributable to implementation of centralized purchasing. Centralized purchasing has increased our efficiency of ordering and distributing supplies across all of our locations reducing our expense.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and Benefits	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$3,377,000	$2,622,000	$775,000	29%
Nine Months Ended September 30	9,128,000	7,883,000	1,245,000	16%

Salaries and benefits expenses for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, increased due to the addition of new employees in 2021 as compared to the reduction in workforce as a result of the COVID-19 outbreak in 2020. The Company has noted the addition of Back Space employees and an increase in costs due to employee retention as well as higher salaries for replacement and expansion positions in all locations.

Share-based compensation consists of the value of equity incentive grants issued to employees, directors and board members which have vested during the period.

Share-based Compensation	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$188,000	$108,000	$80,000	74%
Nine Months Ended September 30	422,000	311,000	111,000	36%

Share-based compensation increased 36% for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, due to the increase in RSU’s (Restricted Stock Units) awarded to the current board of directors compared to the same period in 2020 as well as the vesting period changing from two years to one year.

Advertising and marketing consist of marketing, business promotion and brand recognition.

Advertising and Marketing	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$294,000	$235,000	$59,000	25%
Nine Months Ended September 30	875,000	651,000	224,000	34%

Advertising and marketing expenses increased $59,000 for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. $26,000 of the total increase is in online and website advertising. Subsequent to the COVID-19 outbreak during 2020, advertising was reduced in 2020 however has been reimplemented in 2021 along with new locations. There was a similar increase in online and website advertising for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Advertising and marketing expenses increased $224,000 for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. $150,000 of the total increase was attributed to online and website advertising. During the first nine months of 2021 we have seen an increase in patient visits that coincides with our increase in marketing in all of our locations as well as adding advertising for new locations.

General and administrative expense (“G&A”) consist of all other costs than advertising and marketing, salaries and benefits, patient expenses and depreciation.

General and Administrative	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$1,603,000	$962,000	$641,000	67%
Nine Months Ended September 30	4,484,000	3,406,000	1,078,000	32%

G&A increased 67% in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. There was a $41,000 increase in billing expenses from the third quarter of 2020 compared to the third quarter of 2021 due to the increase in collections. Rent and utilities expenses increased $79,000 due to the addition of 5 locations that were added subsequent to the third quarter of 2020. Malpractice insurance increased $39,000 also due to the increase in new providers. Legal expenses increased $125,000 and accounting services increased $70,000 as the Company has had more business transactions in 2021 compared to 2020. The FDA clinical trial is included in G&A with $155,000 in the three months ending September 30, 2021 compared to none in the three months ending September 30, 2020. See FDA Clinical Trial described below.

FDA Clinical Trial

In August 2020, the United States Food and Drug Administration (the “FDA”) approved the Company’s investigational new drug application. The Company has begun Phase 1 of the clinical trial, which will be conducted over a 12-month period. The Company incurred $155,000 in expenses related to consultants, supplies, software and travel for the clinical trial during the three months ended September 30, 2021 compared to no expenses in the three months ended September 30, 2020. The Company incurred $422,000 during the nine months ended September 30, 2021 compared to no expenses in the nine months ended September 30, 2020. These expenses are included in the G&A totals above.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Depreciation and Amortization	2021	2020	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$451,000	$430,000	$21,000	5%
Nine Months Ended September 30	1,315,000	1,334,000	(19,000)	(1)%

Depreciation and amortization increased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase is due to the amortization expense related to the intangibles from the Florida and Illinois 2021 acquisitions as well as amortization from brand development.

Depreciation and amortization decreased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease is due to the sale of the Lexington, Kentucky office building in July 2020 and the leasehold improvements becoming fully depreciated for the Paducah, Kentucky lease.

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

During the nine months ended September 30, 2021, net cash used in operations increased to $5.7 million compared to $4.0 million for the nine months ended September 20, 2020. This difference was primarily attributable to the change in other assets during the nine months ended September 30, 2021. $370,000 of the other asset balance as of September 30, 2021 is related to the receivable from the withholdings from Medicare related to the April 2021 CMS letter.

Net cash used in investing activities during the nine months ended September 30, 2021 and 2020 was $1.2 million and $496,000, respectively. This was primarily driven by the four acquisitions made during 2021 totaling $732,000.

Net cash provided by financing activities during the nine months ended September 30, 2021 was $15.5 million, including $19.0 million from the gross proceeds from issuance of common stock and $3.5 million paid towards notes payable.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
GAAP loss attributable to IMAC Holdings, Inc.	$(1,720,736)	$(1,429,658)	$(5,706,815)	$(5,193,891)
Interest income	(1,754)	(6,028)	(1,754)	(6,067)
Interest expense	108,315	141,416	410,882	352,541
Share-based compensation expense	188,490	108,377	422,266	311,406
Depreciation and amortization	450,579	430,121	1,314,584	1,334,267
(Gain) loss on extinguishment of debt	-	(9,783)	(108)	99,761
Loss on sale of assets	56,270	39,047	60,264	60,272
Adjusted EBITDA	$(918,836)	$(726,508)	$(3,500,741)	$(3,041,711)

Liquidity and Capital Resources

As of September 30, 2021, we had $11 million in cash and working capital of $8.2 million. As of December 31, 2020, we had cash of $3 million and deficiency in working capital of $1.2 million. The increase in working capital was primarily due to the proceeds from the March 2021 public offering.

We believe our cash at September 30, 2021 will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months.

As of September 30, 2021, we had approximately $5.4 million in current liabilities. The Iliad note represents $1.0 million of our current liabilities. Of our remaining current liabilities as of September 30, 2021, approximately $893,000 in current liabilities outstanding to our vendors, which we have historically paid down in the normal course of our business. Lastly, accrued wages, taxes, 401k contributions and paid time off represent approximately $912,000 of the remaining current liabilities.

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

Contractual Obligations

The following table summarizes our contractual obligations by period as of September 30, 2021:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term obligations	$1,111,500	$1,111,500	$-	$-	$-
Long-term obligations, including interest	223,619	-	197,144	26,475	-
Finance lease obligations, including interest	59,065	5,451	53,614	-	-
Operating lease obligations	5,785,164	461,123	4,114,040	1,054,487	155,514
	$7,179,348	$1,578,074	$4,365,798	$1,080,962	$155,514

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company did not have any off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2021. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2021. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2021.

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

On June 3, 2021, the Company received a request for payment from CMS for $2,918,472. As of September 30, 2021, CMS had withheld $370,707 towards the overpayment balance. Based on the request for payment letter, simple interest will be accrued at a rate of 9.50% of the unpaid balance of the overpayment beginning on the 31st day. Interest is calculated in 30 day periods and is assessed for each full 30 day period that payment is not made on time. The Company has begun its own internal audit process and disagrees with the interpretation of the medical records and the extrapolation techniques used to derive this balance. The Company is prepared to follow the appropriate appeals process or use the judicial system.

The Company received a notification dated September 30, 2021, from CMS that they “found the request to be favorable by reversing the extrapolation to actual”. The Company received a separate notification stating “the extrapolated overpayment was reduced to the actual overpayment amount for the sampled denied claims $5,327.73,” which had been paid as of September 30, 2021. The Company has continued the appeals process to the second level appeal related to the error rate and are anticipating a third appeal.

The Company is unable to predict the timing and ultimate outcome of this matter. Any potential loss may be classified as errors and omissions for which insurance coverage was in place during a majority of the years being evaluated. As of September 30, 2021, the Company has recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of IMAC Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAC HOLDINGS, INC.

Date: November 10, 2021	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Sheri Gardzina
Sheri Gardzina
Chief Financial Officer (Principal Financial and Accounting Officer)