Form 10-K
period 2021-12-31
IMAC Holdings, Inc.
filed 2022-04-14
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1605 Westgate Circle, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IMAC	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock	IMACW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates based on the closing stock price on June 30, 2021, was approximately $17 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 12, 2022 was 26,485,167.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMAC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2021

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

Overview

We are a provider and manager of value-based, conservative medical care combining life science advancements with traditional medical care for movement-restricting diseases and conditions in IMAC Regeneration Centers and BackSpace clinics. Our Innovative Medical Advancements and Care (IMAC) Regeneration Centers combine medical and physical procedures to improve patient experiences and outcomes and reduce healthcare costs as compared to other available treatment options. As of December 31, 2021, we own five and manage twelve outpatient clinics that provide regenerative, orthopedic and minimally invasive procedures and therapies. Our treatments are performed by licensed medical practitioners through our regenerative rehabilitation protocols designed to improve the physical health, to advance the quality of life and to lessen the pain of our patients. We do not prescribe opioids, but instead offer an alternative to conventional surgery or joint replacement surgery by delivering minimally invasive medical treatments to help patients with sports injuries, back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our employees focus on providing exceptional customer service to give our patients a memorable and caring experience. We believe that we have priced our treatments to be affordable by 95% of the population and are well positioned in the expanding regenerative medical sector.

Our licensed healthcare professionals provide each patient a custom treatment plan that integrates innovative regenerative medicine protocols (representing 12% of our revenue) with traditional, minimally invasive (minimizing skin punctures) medical procedures (representing 55% of our revenue) in combination with physical therapies (representing 28% of our revenue from physical therapy), chiropractic care (representing 3% of our revenue) and remaining 2% of our revenue from memberships. We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. We have successfully treated patients that were previously addicted to opioids because of joint or soft tissue related pain. Further, our procedures comply with all professional athletic league drug restriction policies, including the NFL, NBA, NHL and MLB.

Dr. Matthew Wallis, DC, our President, opened the first IMAC Regeneration Center in Paducah, Kentucky in August 2000, which remains the flagship location of our current business. Dr. Jason Brame, DC joined Dr. Wallis in 2008. In 2015, Drs. Wallis and Brame hired Jeffrey S. Ervin as our Chief Executive Officer to collectively create and implement their growth strategy. The result was the formal creation of IMAC Holdings, Limited Liability Company (“LLC”) to expand IMAC clinics outside of western Kentucky, with such facilities to remain owned or operated under the group using the IMAC Regeneration Center name and services. In June 2018, we completed a corporate conversion in which IMAC Holdings, LLC was converted to IMAC Holdings, Inc. to consolidate ownership of existing clinics and implement our growth strategy. In February 2019, we completed an initial public offering and our shares commenced trading on the Nasdaq Capital Market.

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

We are led by senior executive officers who together have more than 100 years of combined experience in the healthcare services industry. Jeffrey S. Ervin, co-founder of IMAC Holdings and our Chief Executive Officer, joined us in March 2015. Mr. Ervin has a history of sourcing private equity investments and managing private equity operations in the healthcare and other growth industries. Mr. Ervin earned an M.B.A. degree from Vanderbilt University. The founder of our company, Matthew C. Wallis, DC, a licensed chiropractor, is our President. Dr. Wallis has implemented strategies in the company to create consistent operating efficiencies for our sales, marketing and service delivery operations. Sheri F. Gardzina serves as our Chief Financial Officer and joined the company in November 2017. Mrs. Gardzina earned an M.B.A. and M.S. from Northeastern University and is a licensed Certified Public Accountant. Ben Lerner, DC, a licensed chiropractor, joined the team in February 2022 as our Chief Operating Officer.

Our Operations

We currently operate 17 outpatient medical clinics in six states and 4 BackSpace locations in two states as of December 31, 2021. In 2020, we acquired a chiropractic clinic in Florida and a chiropractic clinic in Missouri. In 2021, we added three managed clinics in Florida, one managed clinic in Illinois, one managed clinic in Louisiana, and acquired a management company in Louisiana that manages an orthopedic specialist clinic. There were also 4 BackSpace clinics opened in 2021 in Missouri and Tennessee.

Below is a description of each of our outpatient medical clinics:

Kentucky Market

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

We opened a 4,700 square foot facility in Murray, Kentucky, a town of nearly 15,000 residents near the Tennessee border in February 2017. This facility provides medical evaluations, fluoroscopic joint and appendage injections, and physical medicine and refers patients to Paducah for regenerative PRP medical procedures. The lease is scheduled to expire in December 2023.

Missouri Market, St. Louis

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

The Ozzie Smith Center opened a satellite facility in St. Peters, Missouri to assist with demand from suburbs west of the Missouri River. The St. Peters clinic opened for business in July 2017. The lease expires in August 2022. The facility operates under the direction of Dr. Bell and offers patient medical evaluations with x-ray, fluoroscopic joint and appendage injections, and physical medicine. This clinic discontinued patient care in December 2021.

The Ozzie Smith Center acquired the chiropractic clinic of Lockwood Chiropractic in Webster Groves, Missouri, a suburb of St. Louis, in November 2020. The clinic relocated to a new medical facility in January 2022, which gives us the opportunity to expand medical services to broaden our patient base while expanding into neighboring suburbs.

Missouri Market, Springfield

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

Tennessee Market

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

In November 2017, we opened a 5,500 square foot facility in Murfreesboro, Tennessee however, this clinic discontinued patient care in February 2021.

Chicago Market

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

In November 2019, we entered into a management agreement for an occupational and physical therapy practice in Rockford, Illinois. This location occupies 3,056 square feet and has a lease that expires in July 2023. This management agreement was terminated in 2021.

In June 2021, we completed an asset purchase in Naperville, Illinois. The clinic provides a wide variety of orthopedic treatments for various conditions through a combination of medical and physical rehabilitation services. This location occupies 2,153 square feet and has a lease that expires in July 2025.

Florida Market

In January 2020, we acquired the assets and assumed the building lease liability of Chiropractic Health of Southwest Florida, Inc. in Bonita Springs, Florida. The building lease expires in December 2024. The acquisition of this practice expanded our presence into a new market where we have extended our service offering to incorporate medical procedures, to the existing physical therapy, chiropractic care and soft tissue therapies.

In February 2021, we acquired the business of Willmitch Chiropractic, P.A. in Tampa, Florida. This location provides chiropractic care and occupies 3,613 square feet with a lease that expires in April 2026.

In March 2021, we completed an asset purchase in Orlando, Florida. The clinic operates in 2,500 square feet with a lease that expires in September 2023.

In June 2021, we completed an asset purchase in Fort Piece, Florida. The clinic provides chiropractic care and will be incorporating medical procedures. This clinic occupies 3,368 square feet and the lease for this space expires in May 2026.

IMAC Medical of Louisiana.

In October 2021, we acquired the assets and management agreement of IMAC Medical of Louisiana in Baton Rouge, Louisiana. The building is leased through December 2026 with 9,000 of square feet.

BackSpace

As of December 31, 2021 we had opened 4 BackSpace clinics in Missouri and Tennessee. These clinics are located in Walmart and provide chiropractic adjustments, nerve and muscle stimulation, and percussion tool therapies for soft tissue recovery, muscle relaxation, and spinal wellness. The current lease includes the addition of 6 locations to be opened in early 2022 in Tennessee and Florida.

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

The key elements of our strategy that we believe will continue to propel our growth and expansion are:

Open New Outpatient Locations and Facilities. We are in the process of identifying new locations at which to lease, develop, or acquire operating practices to transition into new IMAC Regeneration Centers. We anticipate expansion by acquisition of operating clinics in the Midwest and southern United States within the next 12 months. By branching into states with significant demand and underserved populations, we anticipate broader brand recognition and early adoption by patients. We anticipate small expansions within a two-hour drive of existing markets will allow us to capitalize on our regional market familiarity and to leverage locally established administrative infrastructure.

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

Expand our Spinal Care and Wellness Clinic. We have tremendous experience treating patients with back and neck pain and recognize the underserved population for such a widely-impacted symptom. We intend to expand our retail healthcare concept focused on treatments for back and neck pain, soft-tissue recovery, muscle tension, and spinal wellness while providing chiropractic adjustments, nerve and muscle stimulation, and percussion tool therapies. We anticipate a combination of clinics to be managed through management service agreements or franchised.

Advertising and Marketing

Our corporate advertising and marketing efforts focus on increasing our brand awareness and communicating our commitment to “success without major surgery,” along with the many other competitive advantages our company offers. Our marketing strategy is to offer an innovative and recently approved medical technologies for movement and orthopedic therapies that appeal to a wide range of potential patients, continually elevate awareness of our brand and generate demand for our outpatient medical services. We rely on a number of channels in this area, including digital advertising, email marketing, social media and affiliate marketing, as well as through strategic partnerships with well-known sports celebrities to build our endorsements and draw patients to our IMAC Regeneration Centers. Our celebrity endorsers appear in our press marketing and social media marketing efforts and help generate interest in our brand and services. We maintain our website at www.imacregeneration.com. We intend to hire additional sales and marketing personnel and increase our spending on sales, marketing and promotion in connection with the continued expansion of our outpatient locations. Advertising and marketing expense was approximately $1,325,000 and $933,000 for the years ended December 31, 2021 and 2020, respectively.

Our sales and marketing strategy focuses on active individuals who seek to maintain, restore and maximize their health and wellness. A majority of our customers are located within 25 miles of one of our outpatient medical clinics. During the years ended December 31, 2021 and 2020, no single customer accounted for more than 10% of our consolidated revenue.

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

Strong Regional Presence. We own five and manage twelve clinics in six states, providing us leverage for implementation of our marketing strategies and utilization of our staff. We believe we offer a broader platform of regenerative therapies than our regional competitors.

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

For years ended December 31, 2021 and 2020, we did not incur any material time or labor for the development of the technology we use in our operations.

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

Employees and Human Capital Management

As of April 1, 2022, we employed 177 individuals, of which 154 were full-time employees. As of that date, none of our employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be very good. We expect to add employees in 2022 as we implement organic and acquisition growth strategies. Integrating new staff into our culture is important for developing a positive work environment and maintaining future job satisfaction. Since December 2017, we have issued a semi-annual employee satisfaction survey to identify opportunities to enhance our corporate culture. We strive for greater diversity and inclusion through our employment and management practices. Today, our full-time employees range in age from 18-68 years, 33% of our executive team is female, 40% of our medical doctors represent a racial minority, and 72% of our full-time staff is female. We remain further committed to increasing the diversity of our employee base.

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

Campbell Chiropractic. In August 2020, we entered into a sublease agreement with Campbell Chiropractic in Richmond, Kentucky. The shared space arrangement allowed us full access to the space twice weekly. This agreement was terminated in 2021.

Lockwood Chiropractic, LLC. We acquired the chiropractic clinic of Lockwood Chiropractic in Webster Groves, Missouri, a suburb of St. Louis, in a Practice Purchase Agreement in November 2020. The facility will continue to operate under the direction of Sharon Whalen, D.C. and will provide us the opportunity to provide our services to a wider patient base outside the city.

Willmitch Chiropractic, P.A. We acquired this clinic located in Tampa, Florida in February 2021. This acquisition continues our expansion into the Florida market and the founder, Martin Willmitch, will remain with the Company and serve as Vice President of Managed Care.

NHC Chiropractic, PPLC dba Synergy Healthcare. We acquired the assets of this practice in Orlando, Florida in March 2021. The clinic provides chiropractic care and the Company is implementing its regenerative rehabilitation offering, including its patient wellness subscriptions to the clinic’s established services.

Fort Pierce Chiropractic. We completed an asset purchase of this clinic located in Fort Pierce, Florida and the third Florida addition in 2021. This clinic provides chiropractic care and the Company will be introducing medical services to the current patient base.

Active Medical Center. We acquired the assets of this clinic located in Naperville, Illinois in June 2021. This clinic provides a variety of orthopedic treatments for various conditions through a combination of medical and physical rehabilitation services and will join the other two Mike Ditka clinics in the Chicago area.

Louisiana Orthopaedic & Sports Rehab Institute. We completed the acquisition of this practice management company in Baton Rouge, Louisiana in October 2021. The founder of this clinic, Allen Johnston, M.D., will be joining IMAC as a Medical Director, as we expand our presence into Louisiana.

BackSpace. BackSpace entered into three management agreements with ChiroMart, LLC, ChiroMart Missouri, LLC and ChiroMart Florida, LLC. These are related to the BackSpace locations operated in Walmart’s located in Tennessee, Missouri and Florida, respectively.

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

Our consolidated financial statements include the accounts of IMAC Holdings, Inc. and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”), IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) IMAC Management of Illinois, LLC (“IMAC Illinois”), Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”), IMAC Management of Florida, LLC (“IMAC Florida”), Louisiana Orthopaedic & Sports Rehab (“IMAC Louisiana”) and The Back Space, LLC (“BackSpace”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); the following entities which are consolidated with IMAC Management of Illinois, LLC due to control by contract: Progressive Health and Rehabilitation, Ltd., Illinois Spine and Disc Institute, Ltd. and Ricardo Knight, P.C.; the following entity which is consolidated with IMAC Management Services, LLC due to control by contract: Integrated Medicine and Chiropractic Regeneration Center PSC (Kentucky PC); the following entities which are consolidated with IMAC Florida due to control by contract: Willmitch Chiropractic, P.A. and IMAC Medical of Florida, P.A.; the following entity which is consolidated with Louisiana Orthopaedic & Sports Rehab due to control by contract: IMAC Medical of Louisiana, a Medical Corporation; and the following entities which are consolidated with BackSpace due to control by contract: ChiroMart LLC, ChiroMart Florida LLC, and ChiroMart Missouri LLC.

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

Risks Relating to Our Company, Business and Industry

We recorded a net loss for the twelve months ended December 31, 2021 and December 31, 2020 and there can be no assurance that our future operations will result in net income.

For the twelve months ended December 31, 2021 and December 31, 2020, we had net revenue of approximately $14,386,000 and $12,835,000, respectively, and we had net loss of approximately $10,542,000 and $5,542,000, respectively. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The fee we charge for our management services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our services at acceptable prices relative to our costs, or if we fail to develop and introduce new services on a timely basis and services from which we can derive additional revenues, our financial results will suffer.

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

The coronavirus pandemic appears likely to cause significant economic harm across the United States, and the negative economic conditions that may result in reduced patient demand in our industry. We may experience a material loss of patients and revenue as a result of the suspension of any operations. Initiatives to implement telehealth engagement with patients may not be adopted by existing and new patients. Patient habits may also be altered in the medium to long term. Negative economic conditions, a decrease in our revenue and consequent longer-term trends harmful to our business may all exert pressure on our company during the pendency of emergency restrictions on our operations and beyond. Due to such conditions, we terminated the employment of 11% of our employees on March 20, 2020, to reduce costs associated with non-essential personnel.

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

We incur substantial start-up expenses for our medical clinics and do not expect to make a profit at any clinic until at least six to twelve months after opening each medical clinic.

We will incur substantial expenses to implement our growth and expansion strategy, including costs for leasing and developing the premises for each medical clinic, purchasing medical and office equipment, purchasing medical supplies and inventory, marketing and advertising, recruiting and hiring staff, and other expenses. We estimate that it will take at least $700,000 to open each clinic, with an additional $300,000 of operating capital and $200,000 credit line needed to purchase equipment and fund operating losses during the first six months of operation. These start-up costs may increase if there are any delays, problems or other events not currently anticipated. Although we expect each medical clinic to become profitable approximately six to twelve months after opening based on our experience with opening the Ozzie Smith Centers in Chesterfield, Missouri in May 2016 and in St. Peters, Missouri in August 2017, and the IMAC Regeneration Center in Murray, Kentucky in February 2017, no guarantee can be made that any of the clinics or our company overall will operate profitably. By way of example, the David Price Center in Brentwood, Tennessee, which opened in May 2017, initially experienced unforeseen delays in staffing, construction and marketing launch. If we do not reach profitability and recover our start-up expenses and other accumulated operating losses, stockholders will likely suffer a significant decline in the value of their investment.

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

Our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2021 a statement that there is substantial doubt as to our ability to continue as a going concern as a result of continued losses and financial condition at December 31, 2021, unless we are able to obtain additional financing, enter into strategic alliances or sell assets. The reaction of investors to the inclusion of a going concern statement by our auditors, our current lack of cash resources and our potential inability to continue as a going concern may adversely affect our share price and our ability to raise new capital or enter into strategic alliances. If we become unable to obtain additional capital and to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

Our financial success is dependent to a significant degree upon the efforts of Jeffrey S. Ervin, our Chief Executive Officer, and Matthew C. Wallis, DC, our President. Mr. Ervin, who has unique knowledge regarding the roll-out of our IMAC Regeneration Centers, and Dr. Wallis, who has extensive business contacts, would be extremely difficult to replace. We have entered into employment arrangements with Mr. Ervin and Dr. Wallis, however there can be no assurance that Mr. Ervin or Dr. Wallis will continue to provide services to us. A voluntary or involuntary departure by either executive could have a materially adverse effect on our business operations if we were not able to attract a qualified replacement for him in a timely manner. We do not have a key-man life insurance policy for our benefit on the life of either Mr. Ervin or Dr. Wallis.

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

Further, the services provided by our company are relatively new and unique. We cannot be certain that our services will achieve or sustain market acceptance, or that a sufficient volume of patients in the Florida, Illinois, Kentucky, Louisiana, Missouri and Tennessee areas will utilize our services. We will be in competition with alternative treatment methods, including those presently existing and those that may develop in the future. As such, our growth and expansion strategy carries many unknown factors that subject us and our investors to a high degree of uncertainty and risk.

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

Our current primary service areas are located in certain geographical areas in the states of Florida, Illinois, Kentucky, Louisiana, Missouri and Tennessee. Our operations and profitability could be adversely affected by a local economic downturn, changes in local consumer acceptance of our approach to healthcare, and discretionary spending power, and other unforeseen or unexpected changes within those areas.

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

We are a holding company in which our medical clinics are formed in separate subsidiaries. Our subsidiaries are currently operating in Florida, Illinois, Kentucky, Louisiana, Missouri and Tennessee. As a consequence of this entity structure, any adverse change to the brand, reputation, financial performance or other aspects of the IMAC Regeneration Center brand at any one location could adversely affect the operations and financial performance of the entire company.

We may incur losses that are not covered by insurance.

We maintain insurance policies against professional liability, general commercial liability and other potential losses of our company. All of the regenerative, medical, physical therapy and chiropractic treatments performed at our clinics are covered by our malpractice insurance; however, there is an upper limit to the payout allowable in the event of our malpractice. Poor patient outcomes for healthcare providers may result in legal actions and/or settlements outside of the scope of our malpractice insurance coverage. Regenerative medicine represents approximately 2% of our patient visits and 12% of our revenue. Future innovations in regenerative medicine may require review or approval of such innovations by governmental regulators. During formal research studies performed in collaboration with regulators, we may be required to obtain new insurance policies and there is no assurance that insurance policy underwriters will provide coverage for such research initiatives. If an uninsured loss or a loss in excess of insured limits occurs, our financial performance and operation could suffer material adverse effects.

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

We are subject to the possible repayment of a claimed CMS overpayment , but we cannot predict the outcome.

On April 15, 2021, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $2,921,868. This amount represents a statistical extrapolation of $11,530 of charges from a sample of 40 claims for the periods February 2017 to November 2020.

On June 3, 2021, the Company received a request for payment from CMS in the amount of $2,918,472. The Company initiated the appropriate appeals and then the Company received a notification dated September 30, 2021, from CMS that they “found the request to be favorable by reversing the extrapolation to actual”. The Company received a separate notification stating “the extrapolated overpayment was reduced to the actual overpayment amount for the sampled denied claims $5,327.73,” which had been paid as of December 31, 2021.

This amount represented a statistical extrapolation of $11,530 of charges from a sample of 40 claims for the periods February 2017 to November 2020. The Company began its own internal audit process and disagrees with the interpretation of the medical records and the extrapolation techniques used to derive the balance. The Company continued the appeals process to the second level appeal related to the error rate and are anticipating a third appeal on the remaining $5,327.73 amount.

On October 21, 2021, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $2,716,056.33. This amount represents a statistical extrapolation of $6,791.33 of charges from a sample of 38 claims for the periods July 2017 to November 2020 for Progressive Health & Rehabilitation, Ltd (“Progressive Health”). The Company entered into a management agreement with Progressive Health in April 2019 and therefore liable for only a portion of the sampled claims. There were a total of 38 claims reviewed, 25 of these claims were from the period prior to the management agreement with the Company and the remaining 13 claims were related to the period that Progressive Health was managed by the Company. In December 2021, the Company received a request for payment from CMS in the amount of $2,709,265. The Company has begun its own internal audit process and has initiated the appropriate appeals.

The Company is unable to predict the timing and ultimate outcome of this matter. Any potential loss may be classified as errors and omissions for which insurance coverage was in place during a majority of the years being evaluated. As of December 31, 2021, the Company has recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

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

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective because of certain material weaknesses in our internal control over financial reporting. The material weaknesses relates to the absence of in-house accounting personnel with the ability to properly account for complex transactions and the lack of separation of duties between accounting and other functions.

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

The market price of our common stock fluctuates substantially as a result of many factors, some of which are beyond our control. During the 52-week period prior to the filing of this Annual Report, the market price of our common stock ranged from a low of $0.83 per share to a high of $2.27 per share, and as of April 12, 2022, was $0.83 per share. These fluctuations could cause you to lose all or part of the value of your investment in our common stock and/or warrants. Factors that could cause fluctuations in the market price of our common stock include the following:

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

Our stock price is below $1.00 per share, and if it continues, our common stock may be subject to delisting from The Nasdaq Capital Market.

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

Jeffrey S. Ervin, our Chief Executive Officer, Matthew C. Wallis, DC, our President, and our other executive officers and directors own a significant percentage of our outstanding shares. These persons, acting together, are able to influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

We manage our business operations from our principal executive office in Brentwood, Tennessee, in approximately 2,250 square feet of leased space. Our office lease extends through July 2024, under which we currently pay $5,000 per month. Our business is conducted at seventeen outpatient medical clinics and four backspace clinics. Our total rent expense was $1,379,000 under our office and medical clinic leases for 2021. For more information about our outpatient locations and the terms of their leases, see Item 1, “Business - Our Operations” above.

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

As of April 12, 2022, there were approximately 22 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

Reserved.

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

References in this MD&A to “we,” “us,” “our,” “our company,” “our business” and “IMAC Holdings” are to IMAC Holdings, Inc., a Delaware corporation and prior to the Corporate Conversion (defined below), IMAC Holdings, LLC, a Kentucky limited liability company, and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”), IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) IMAC Management of Illinois, LLC (“IMAC Illinois”), Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”), IMAC Management of Florida, LLC (“IMAC Florida”), Louisiana Orthopaedic & Sports Rehab (“IMAC Louisiana”) and The Back Space, LLC (“BackSpace”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); the following entities which are consolidated with IMAC Management of Illinois, LLC due to control by contract: Progressive Health and Rehabilitation, Ltd., Illinois Spine and Disc Institute, Ltd. and Ricardo Knight, P.C.; the following entity which is consolidated with IMAC Management Services, LLC due to control by contract: Integrated Medicine and Chiropractic Regeneration Center PSC (Kentucky PC); the following entities which are consolidated with IMAC Florida due to control by contract: Willmitch Chiropractic, P.A. and IMAC Medical of Florida, P.A.; the following entity which is consolidated with Louisiana Orthopaedic & Sports Rehab due to control by contract: IMAC Medical of Louisiana, a Medical Corporation; and the following entities which are consolidated with BackSpace due to control by contract: ChiroMart LLC, ChiroMart Florida LLC, and ChiroMart Missouri LLC.

Overview

We are a provider of movement and orthopedic therapies and minimally invasive procedures performed through our regenerative and rehabilitative medical treatments to improve the physical health of our patients at our chain of IMAC Regeneration Centers and BackSpace clinics which we own or manage. Our outpatient medical clinics provide conservative, minimally invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our licensed healthcare professionals evaluate each patient and provide a custom treatment plan that integrates traditional medical procedures and innovative regenerative medicine procedures in combination with physical medicine. We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. The original IMAC Regeneration Center opened in Kentucky in August 2000 and remains the flagship location of our current business, which was formally organized in March 2015. To date, we have seventeen outpatient medical clinics in Florida, Illinois, Kentucky, Louisiana, Missouri and Tennessee, and plan to further expand the reach of our facilities to other strategic locations throughout the United States. We have four BackSpace locations opened in Tennessee and Missouri with 6 more clinics scheduled to open during the first quarter of 2022 in Tennessee and Florida. We have partnered with several active and former professional athletes, including Ozzie Smith, David Price, Tony Delk and Mike Ditka, in the branding of our IMAC Regeneration Centers. Our outpatient medical clinics emphasize our focus around treating sports and orthopedic injuries as an alternative to traditional surgeries for repair or joint replacement.

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

Significant financial metrics

Our significant financial metrics of the Company for the year ended December 31, 2021 are set forth in the bullets below.

●	Net loss of $10.5 million in the year ended 2021 compared to a net loss of $5.5 million in the year ended 2020.

●	Adjusted EBITDA[1] of ($7.7 million) for the year ended December 31, 2021 compared to ($4.4) for the year ended December 31, 2020.

●	The Company incurred $593,000 in FDA related expenses for the year ended December 31, 2021 compared to $209,000 for the year ended December 31, 2020.

●	The Company paid $4.4 million of principal and interest in 2021.

●	Operating expenses increased $2.2 million related to the five IMAC clinics acquired in 2021.

●	The BackSpace incurred initial opening expenses of $69,000

●	The Company had one-time expenses of $441,000, consisting of: $108,000 in earnout post-acquisition, $90,000 in share based compensation due to a change in the vesting schedule, $97,000 in one-time consulting fees, $63,000 in legal and $51,000 in recruiting.

(1)	Adjusted EBITDA is a non-GAAP financial measure most closely comparable to the GAAP measure of net loss. See “Reconciliation of Non-GAAP Financial Matters” below for a full reconciliation of the GAAP and non-GAAP measures.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the consolidated financial statements are prepared. On an ongoing basis, we evaluate our estimates, including those related to insurance adjustments and provisions for doubtful accounts, useful lives of intangibles, property and equipment, and valuation of goodwill. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

We believe that, of the significant accounting policies discussed in our Notes to the Consolidated Financial Statements, the following accounting policies require our most difficult, subjective or complex judgments in the preparation of our financial statements.

Intangible Assets

The Company capitalizes the fair value of intangible assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over their estimated economic useful lives, generally the contract term. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include trade names, non-compete agreements, customer relationships and contractual agreements. Intangible assets are subject to annual impairment tests and no impairments were recorded for the years presented.

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

The goodwill test is performed at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The annual impairment test includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value; the qualitative test may be performed prior to, or as an alternative to, performing a quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company is required to perform the quantitative goodwill impairment test. Otherwise, no further analysis is required. There was no goodwill impairment for the years presented.

Revenue Recognition

The Company’s patient service revenue is derived from non-surgical procedures performed at our outpatient medical clinics. The fees for such services are billed either to the patient or a third-party payer, including Medicare.

The Company recognizes service revenues based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments are based upon the payment terms specified in the related contractual agreements. The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts expected to be collected. Such estimates are subject to revisions which may be material.

Starting in January 2020, the Company implemented wellness maintenance programs on a subscription basis. There are five membership plans offered with different levels of service for each plan. The Company recognizes membership revenue on a monthly basis. Enrollment in the wellness maintenance program can occur at any time during the month and can be cancelled at any time.

Other management service fees are derived from management services where the Company provides billings and collections support to the clinics and where management services are provided based on state specific regulations known as the corporate practice of medicine (“CPM”). Under the CPM, a business corporation is precluded from practicing medicine or employing a physician to provide professional medical services. In these circumstances, the Company provides all administrative support to the physician-owned PC through an LLC. The PC is consolidated due to control by contract (an “MSA” – Management Services Agreement). The fees we derive from these management arrangements are either based on a predetermined percentage of the revenue of each clinic or a percentage mark up on the costs of the LLC. The company recognizes other management service revenue in the period in which services are rendered. These revenues are earned by IMAC Nashville, IMAC Management, IMAC Illinois, IMAC Florida and IMAC Louisiana and are eliminated in consolidation to the extent owned.

Starting in June 2021, the Company began offering outpatient chiropractic and spinal care services as well as memberships services in Walmart retail locations as part of Back Space. The fees for such services are paid and recognized as incurred.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are required to be reduced by a valuation allowance to the extent that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized. These are based on estimates of future taxable income which are highly subjective and subject to changes.

Results of Operations for the Twelve Months Ended December 31, 2021 Compared to the Twelve Months Ended December 31, 2020

We own our medical clinics directly or have entered into long-term management services agreements to operate and control these medical clinics by contract. Our preference is to own the clinics; however, some state laws restrict the corporate practice of medicine and require a licensed medical practitioner to own the clinic. Accordingly, our managed clinics are owned exclusively by a medical professional within a professional service corporation (formed as a limited liability company or corporation) under common control with us or eligible members of our company in order to comply with state laws regulating the ownership of medical practices. We are compensated under management services agreements through service fees based on the cost of the services provided, plus a specified markup percentage, and a discretionary annual bonus determined in the sole discretion of each professional service corporation.See Note 15 for previously reported financial information that has been revised.

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

Revenues for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Revenues:
Outpatient facility services	$13,475	$12,414
Memberships	656	409
Retail clinics	33	-
Total revenues	$14,164	$12,823

See the table below for more information regarding our revenue breakdown by service type.

	Year Ended December 31,
	2021	2020

Revenues:
Medical treatments	67.0%	66.1%
Physical therapy	28.1%	30.4%
Chiropractic care	2.8%	2.1%
Memberships	2.1%	1.4%
	100%	100%

Visits to our clinics are an indication of business activity. The following table is a breakdown of visits by type for the year ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020

Visits:
Physical therapy	56,261	48,553
Chiropractic care	20,265	15,644
Medical treatments	39,036	38,002
Other	262	230
Membership	52,684	33,059
	168,508	135,488

Consolidated Results

Total revenues increased $1.3 million due to acquisitions, continued same-store growth, opening of retail clinics and improvements from the negative impact of COVID-19 on 2020.

IMAC Clinics

The total revenue increase of $1.3 million is attributed to the increase of revenues for IMAC Clinics. Same-store revenues decreased $202,000 overall from 2020 to 2021. This decrease was driven by the closure of two clinics in Illinois and Tennessee resulting in a decrease of $595,000 however the remaining same stores increased $393,000. New clinics attributed to $1.5 million of the overall increase.

Retail Clinics

The Company began opening retail clinics in Walmart in June 2021 and as of December 31, 2021 had four clinics opened in Tennessee and Missouri. The company has scheduled 6 additional locations to open during the first quarter of 2022. The retail clinics provides outpatient chiropractic and spinal care services. For the year ended December 31, 2021, the retail clinics had 1,038 visits.

Memberships

A wellness membership program was implemented at IMAC Clinics in January 2020 and this wellness program has different plan levels that include services for chiropractic care and medical treatments on a monthly subscription basis. Therefore, memberships could have multiple visits in one month, however only one payment is received for these visits. IMAC Clinics had 1,189 and 849 active members for the years ended in December 31, 2021 and 2020, respectively. BackSpace also has a membership plan for chiropractic care on a monthly subscription basis. As of December 31, 2021, 76% of the BackSpace revenue was related to memberships.

Operating Expenses

Operating expenses consist of patient expenses, salaries and benefits, share based compensation, advertising and marketing, general and administrative expenses and depreciation expenses.

Patient expenses consist of medical supplies for services rendered.

Patient Expenses	2021	2020	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$1,628,000	$1,624,000	$4,000	0.2%

Cost of revenues (patient expense) stayed relatively consistent for the year ended December 31, 2021 as compared to December 31, 2020 although patient revenue increased 10%. This is attributed to improvements in supply management as the Company centralized medical ordering for all clinics and the implementation of supply discounts related to volume purchases. The rotation of service mix also reduced supply costs, for example cell therapy visits decreased 20% which is a higher cost procedure.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and Benefits	2021	2020	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$12,739,000	$10,495,000	$2,244,000	21%

Salaries and benefits expenses for the year ended December 31, 2021, as compared to the year ended December 31, 2020, increased by 21%. An increase would have been expected considering the Company added five IMAC locations in 2021, one clinic opened at the end of 2020 with a full year in 2021 and opened four BackSpace locations during 2021. These new clinics attributed to $1.6 million of the increase. $320,000 of the increase is a result of the executive compensation adjustments approved by the compensation committee in 2021.

Share-based compensation consists of the value of equity incentive grants issued to employees, directors and board members which have vested during the period.

Share-based Compensation	2021	2020	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$571,000	$392,000	$179,000	46%

Share-based compensation increased due to the amended vesting schedule of the RSUs awarded to the board in 2020. This change reflected an increase of $90,000 in share-based compensation compared to what was expected with the original schedule. The Company also awarded RSUs in January 2021 that vest in January 2022 as well as RSUs awarded in December 2021 that vested immediately, this attributed to $40,000 of the increase.

Advertising and marketing consist of marketing, business promotion and brand recognition.

Advertising and Marketing	2021	2020	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$1,325,000	$933,000	$392,000	42%

Advertising and marketing expenses increased $392,000 for the year ended December 31, 2021, as compared to the year ended December 31, 2020. During 2020 the Company reduced marketing spending as a result of the impact of the COVID-19 outbreak however marketing efforts were fully implemented for 2021 along with marketing for new clinics. There was a similar increase in online and website advertising for 2021 as compared to 2020. $256,000 of the total increase was attributed to online and website advertising. Patient visits increased in 2021 that coincides with our increase in marketing in all of our locations as well as adding advertising for new locations.

General and administrative expense (“G&A”) consist of all other costs than advertising and marketing, salaries and benefits, patient expenses and depreciation.

General and Administrative	2021	2020	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$6,423,000	$4,557,000	$1,866,000	41%

G&A increased in the year ended December 31, 2021 as compared to the year ended December 31, 2020. The opening of the five IMAC clinics and the BackSpace clinics in 2021 attributed $745,000 of the increase for 2021. There was an additional of $122,000 in billing services due to the increase in collections from same-store clinics in 2021. $50,000 of the increase is attributed to an increase in travel as 2020 was impacted by pandemic. See FDA impact below.

FDA Clinical Trial

In August 2020, the United States Food and Drug Administration (the “FDA”) approved the Company’s investigational new drug application. The Company has begun Phase 1 of the clinical trial, which will be conducted over a 12-month period. The Company incurred $574,000 in expenses related to consultants, supplies, software and travel for the clinical trial during 2021, which is included in the G&A totals above. This is compared to $209,000 that was incurred for the trial in 2020.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Depreciation and Amortization	2021	2020	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$1,649,000	$1,722,000	$(73,000)	(4)%

Depreciation and amortization decreased for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease is attributed to non-competes and fixed assets that were fully amortized and depreciated during 2021.

Analysis of Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payers.

During the year ended December 31, 2021, net cash used in operations increased to $7.6 million compared to $6.0 million for the year ended December 31, 2020. This increase was primarily attributable to our net loss and the $1.5 million gain on extinguishment of debt in 2020 from the Paycheck Protection Program (“PPP”) loan forgiveness.

Net cash used in investing activities during the years ended December 31, 2021 and 2020 was $2.5 million and $0.6 million, respectively. This was primarily driven by the acquisitions made in 2021, which attributed to $3.2 million of the change.

Net cash provided by financing activities during the year ended December 31, 2021 was $14.5 million, including proceeds from the sale of common stock, net of related fees, which totaled $20.2 million, reduced by principal repayments of $4.4 million. Net cash provided by financing activities during the year ended December 31, 2020 was $8.8 million, including proceeds from the sale of common stock, net of related fees, which totaled $5.2 million and issuances of notes payable of $5.4 million, reduced by principal repayments of $1.5 million.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measures is set forth below.

	2021	2020
GAAP loss attributable to IMAC Holdings, Inc.	$(10,542,000)	$(5,542,000)
Interest income	(3,000)	(6,000)
Interest expense	504,000	563,000
Share-based compensation expense	571,000	392,000
Loss on disposal of assets	149,000	64,000
Other income	(57,000)	-
Gain on extinguishment of debt	-	(1,551,000)
Depreciation and amortization	1,649,000	1,722,000
Adjusted EBITDA	$(7,729,000)	$(4,358,000)

Liquidity and Capital Resources

As of December 31, 2021, we had $7.1 million in cash and working capital of $4.1 million. As of December 31, 2020, we had cash of $2.6 million and deficiency in working capital of $1.2 million. The decrease in working capital deficiency was primarily due to the increase in current assets as cash increased by $4.5 million.

We believe our cash at December 31, 2021 will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months after the filing of this Annual Report.

As of December 31, 2021, we had approximately $4.9 million in current liabilities. Approximately $2.5 million of our current liabilities outstanding were to our vendors, which we have historically paid down in the normal course of our business, and accrued payroll. Patient deposits accounted for approximately $321,000 of our current liabilities. The current portion of notes payable by us accounted for approximately $254,000 of our current liabilities. The current portion of our finance lease obligations accounted for approximately $19,000 of our current liabilities. The current portion of our liability to issue common stock accounted for approximately $338,000 of our current liabilities. The current portion of our operating lease liability accounted for approximately $1.5 million of our current liabilities.

As of December 31, 2021, we had an accumulated deficit of $28.2 million. We anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed or favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current of future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Our management team has determined that our financial condition raises substantial doubt as to our ability to continue as a going concern.

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

At-the-Market Offering

On October 5, 2020, the Company launched an at-the-market offering (the “Offering”) of up to $5,000,000 worth of shares of the Company’s common stock, par value $0.001 per share, pursuant to an At-The-Market Issuance Sales Agreement, dated October 5, 2020, by and between the Company and Ascendiant Capital Markets, LLC. Since the launch and as of December 31, 2021, pursuant to the Agreement, the Company had sold 1,541,758 shares of common stock through Ascendiant Capital Markets for aggregate proceeds to the Company of $2.9 million.

Iliad Note

On October 29, 2020, the Company entered into the Note Purchase Agreement with Iliad pursuant to which the Company agreed to issue and sell to Iliad a secured promissory note in an initial principal amount of $2,690,000, which is payable on or before April 29, 2022. The October Principal Amount includes an original discount of $175,000 and $15,000 that the Company agreed to pay to Iliad to cover legal fees, accounting costs, due diligence and other transaction costs. In exchange for the October Note, Iliad paid a purchase price of $2,500,000. The October Purchase Agreement also provides for indemnification of Iliad and its affiliates in the event that they incur loss or damage related to, amount other things, breach by the Company of any of its representations, warranties or covenants under the October Purchase Agreement. In connection with the October Purchase Agreement and the October Note, the Company entered into a Security Agreement with Iliad, pursuant to which the obligations of the Company is secured by all of the assets of the Company, excluding the Company’s accounts receivable and intellectual property. Upon an event of default under the October Note, the October Security Agreement entitles the Holder to take possession of such collateral; provided that Iliad’s security interest and remedies with respect to the collateral are junior in priority to the security interest previously granted by the Company to Iliad in connection with a separate financing entered into by them on March 25, 2020, for which Iliad holds a senior, first-priority security interest in the same collateral. The Company repaid the note in January 2022.

Public Offering

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

On April 7, 2021 the Company closed on the sale of an additional 1,193,750 shares of common stock at the then public offering price of $1.60 per share, pursuant to the 15% over-allotment option exercised in full by the underwriters in connection with its public offering that closed March 2021.

Contractual Obligations

The following table summarizes our contractual obligations by period as of December 31, 2021:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term obligations	$266,418	$266,418	$-	$-	$-
Long-term obligations, including interest	111,498	-	101,748	9,750	-
Finance lease obligations, including interest	53,615	21,806	31,809	-	-
Operating lease obligations, including interest	6,112,578	1,711,748	3,705,414	613,725	81,691
	$6,544,109	$1,999,972	$3,838,971	$623,475	$81,691

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2021 and 2020. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of IMAC Holdings, Inc.

Brentwood, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of IMAC Holdings, Inc. (the “Company”), as of December 31, 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2021.

Nashville, Tennessee

April 14, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Stockholders of IMAC Holdings, Inc.

Brentwood, TN

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IMAC Holdings, Inc. (the “Company”) at December 31, 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2, the accompanying consolidated financial statements at and for the year ended December 31, 2020 have been revised.

Going Concern Uncertainty

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP

We served as the Company’s auditor from 2017 - 2021.

Boca Raton, Florida

March 3, 2021, except for Note 2 as to which the date is April 14, 2022

IMAC Holdings, Inc.

Consolidated Balance Sheets

December 31, 2021 and 2020

	2021	2020
ASSETS		(As Revised)
Current assets:
Cash	$7,118,980	$2,623,952
Accounts receivable, net	1,209,333	1,513,683
Deferred compensation, current portion	191,657	309,375
Other assets	547,536	310,359
Total current assets	9,067,506	4,757,369

Property and equipment, net	2,323,163	1,777,042

Other assets:
Goodwill	4,661,796	2,040,696
Intangible assets, net	5,797,469	6,611,551
Deferred compensation, net of current portion	73,816	354,906
Security deposits	357,050	388,407
Right of use asset	4,948,393	3,816,035
Total other assets	15,838,524	13,211,595

Total assets	$27,229,193	$19,746,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,523,332	$1,692,283
Patient deposits	320,917	295,071
Notes payable, current portion	254,487	2,527,324
Finance lease obligation, current portion	19,050	18,242
Liability to issue common stock, current portion	337,935	339,375
Operating lease liability, current portion	1,478,140	1,078,107
Total current liabilities	4,933,861	5,950,402

Long-term liabilities:
Notes payable, net of current portion	104,697	1,958,883
Finance lease obligation, net of current portion	29,273	48,323
Liability to issue common stock, net of current portion	189,375	468,760
Operating lease liability, net of current portion	4,018,926	3,506,484

Total liabilities	9,276,132	11,932,852

Commitment and Contingencies – Note 14

Stockholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 authorized, nil issued and outstanding at December 31, 2021 and 2020	-	-
Common stock; $0.001 par value, 30,000,000 authorized; 26,876,409 and 12,839,972 shares issued at December 31, 2021 and 2020, respectively; 26,218,167 and 12,747,055 shares outstanding at December 31, 2021 and 2020, respectively.	26,218	12,747
Additional paid-in capital	46,133,777	25,465,094
Accumulated deficit	(28,206,934)	(17,664,687)
Total stockholders’ equity	17,953,061	7,813,154

Total liabilities and stockholders’ equity	$27,229,193	$19,746,006

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2021 and 2020

	2021	2020
		(As Revised)
Patient revenue, net	$14,163,668	$12,822,711
Other income	6,092	-
Management fees	216,068	12,487
Total revenue	14,385,828	12,835,198

Operating expenses:
Patient expenses	1,628,206	1,623,999
Salaries and benefits	12,739,283	10,495,284
Share-based compensation	570,513	392,050
Advertising and marketing	1,324,715	933,338
Grant funds	-	(415,978)
General and administrative	6,422,818	4,556,554
Depreciation and amortization	1,649,187	1,722,465
Loss on disposal of assets	149,464	63,779
Total operating expenses	24,484,186	19,371,491

Operating loss	(10,098,358)	(6,536,293)

Other income (expense):
Interest income	2,885	6,073
Other income	57,329	6
Gain on extinguishment of debt	-	1,550,843
Interest expense	(504,103)	(563,067)
Total other income (expenses)	(443,889)	993,855

Net loss before income taxes	(10,542,247)	(5,542,438)

Income taxes	-	-

Net loss	$(10,542,247)	$(5,542,438)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.47)	$(0.50)

Weighted average common shares outstanding
Basic and diluted	22,551,699	11,050,144

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

For the Years Ended December 31, 2021 and 2020

	Common Stock		Additional	Non-
	Number of Shares	Par	Paid-In- Capital	Controlling Interest	Accumulated Deficit	Total

Balance, December 31, 2019	8,913,258	$8,907	$20,050,634	$(2,080,199)	$(10,042,050)	$7,937,292
Correction of immaterial error related to non-controlling interest	-	-	-	2,080,199	(2,080,199)	-
Balance, December 31, 2019, as revised	8,913,258	8,907	20,050,634	-	(12,122,249)	7,937,292
Issuance of common stock	3,833,798	3,833	5,264,381	-	-	5,268,215
Issuance of employee stock options	-	-	150,085	-	-	150,085
Net loss, as revised	-	-	-	-	(5,542,438)	(5,542,438)
Balance, December 31, 2020, as revised	12,747,055	$12,747	$25,465,094	$-	$(17,664,687)	$7,813,154
Issuance of common stock	13,471,113	13,471	20,514,828	-	-	20,528,299
Issuance of employee stock options	-	-	153,855	-	-	153,855
Net loss	-	-	-	-	(10,542,247)	(10,542,247)
Balance, December 31, 2021	26,218,167	$26,218	$46,133,777	$-	$(28,206,934)	$17,953,061

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(10,542,247)	$(5,542,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,649,187	1,722,465
Share based compensation	570,513	392,050
Loss on disposition of assets	149,464	63,779
Gain on extinguishment of debt	-	(1,550,843)
Gain on lease modification	(57,086)	-
Amortization of debt issuance expense	312,857	237,143
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	304,350	(234,518)
(Increase) decrease in other assets	(158,834)	162,891
(Increase) decrease in security deposits	36,357	111,081
Decrease in right of use/lease liability	(162,797)	(197,944)
Increase (decrease) in accounts payable and accrued expenses	281,428	(1,262,432)
Increase in patient deposits	25,846	105,380
Net cash from operating activities	(7,590,962)	(5,993,386)

Cash flows from investing activities:
Purchase of property and equipment	(694,376)	(125,987)
Brand development	(69,070)	-
Purchase of license fee	-	(243,750)
Acquisitions	(1,718,500)	(200,000)
Proceeds from sale of property and equipment	24,450	-
Net cash from investing activities	(2,457,496)	(569,737)

Cash flows from financing activities:
Proceeds from issuance of common stock	19,005,323	5,181,855
Proceeds from notes payable	-	5,391,520
Payments on notes payable	(4,436,375)	(1,505,055)
Payments of debt issuance costs	-	(157,500)
Payments on line of credit	-	(79,961)
Payments on finance lease obligation	(25,462)	(17,473)
Net cash from financing activities	14,543,486	8,813,386

Net increase in cash	4,495,028	2,250,263

Cash, beginning of period	2,623,952	373,689

Cash, end of period	$7,118,980	$2,623,952

Supplemental cash flow information:
Interest paid	$239,011	$63,152
Non Cash Financing and Investing:
Business acquisition via stock issuance	$1,200,000	$-
Debt discount notes payable	$-	$305,000
Debt payments by sale of property and equipment	$-	$1,232,500
Gain on extinguishment of debt	$-	$1,700,603

See notes to consolidated financial statements

Note 1 – Description of Business

IMAC Holdings, Inc. is a holding company for IMAC Regeneration Centers, The Back Space retail stores and our Investigational New Drug division. IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide movement, orthopedic and neurological therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. The Company has opened or acquired through management service agreements seventeen (17) medical clinics located in Florida, Illinois, Kentucky, Louisiana, Missouri and Tennessee as of December 31, 2021. The Company has partnered with several well-known sports stars such as Ozzie Smith, David Price, Tony Delk and Mike Ditka in opening its medical clinics, with a focus on delivering sports medicine treatments without opioids. The Back Space operates a healthcare center specializing in chiropractic and spinal care services inside Walmart retail locations. As of December 31, 2021, the Back Space has opened four retail clinic locations in Missouri and Tennessee. The Company’s Investigational New Drug division is conducting a clinical trial for its investigational compound utilizing umbilical cord-derived allogenic mesenchymal stem cells for the treatment of bradykinesia due to Parkinson’s disease.

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

The accompanying consolidated financial statements include the accounts of IMAC Holdings, Inc. and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”), IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) IMAC Management of Illinois, LLC (“IMAC Illinois”), Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”), IMAC Management of Florida, LLC (“IMAC Florida”), Louisiana Orthopaedic & Sports Rehab (“IMAC Louisiana”) and The Back Space, LLC (“BackSpace”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); the following entities which are consolidated with IMAC Management of Illinois, LLC due to control by contract: Progressive Health and Rehabilitation, Ltd., Illinois Spine and Disc Institute, Ltd. and Ricardo Knight, P.C.; the following entity which is consolidated with IMAC Management Services, LLC due to control by contract: Integrated Medicine and Chiropractic Regeneration Center PSC (Kentucky PC); the following entities which are consolidated with IMAC Florida due to control by contract: Willmitch Chiropractic, P.A. and IMAC Medical of Florida, P.A.; the following entity which is consolidated with Louisiana Orthopaedic & Sports Rehab due to control by contract: IMAC Medical of Louisiana, a Medical Corporation; and the following entities which are consolidated with BackSpace due to control by contract: ChiroMart LLC, ChiroMart Florida LLC, and ChiroMart Missouri LLC.

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

In October 2021, the Company consummated certain transactions resulting in the acquisition of the outstanding equity interest in Louisiana Orthopaedic & Sports Rehab Institute, Inc, an entity which presents the results of Louisiana Medical due to control by contract.

These acquisitions are included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Correction of Immaterial Error

In connection with the evaluation of the accounting treatment for a new management agreement that was entered into during the fourth quarter of 2021, the Company reviewed the accounting of our existing management agreements with our PC entities combined with our current business practices.  As a result of our review, we identified an accounting error related to recording of non-controlling interest.  Management has determined that the previously recognized non-controlling interest should not have been included as part of our results.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the error and determined that the related impact did not materially misstate previously issued consolidated financial statements.  Although the Company concluded that the misstatement was not material to its previously issued consolidated financial statements, the Company has determined it is appropriate to adjust its previously issued consolidated financial statements to correct for the error in the context of comparative financial statements.  The following are the relevant line items from the Company’s consolidated financial statements which illustrate the effect of the corrections to the periods presented:

	December 31, 2020
	As Previously Reported	Adjustments	As Revised
Consolidated balance sheet
Accumulated deficit	$(15,045,783)	$(2,618,904)	$(17,664,687)
Non-controlling interest	(2,618,904)	2,618,904	-
Total stockholder’s equity	7,813,154	-	7,813,154

Consolidated statement of income
Net loss attributable to non-controlling interest	(538,705)	538,705	-
Net loss attributable to IMAC Holdings, Inc.	(5,003,733)	(538,705)	(5,542,438)

Basic and diluted loss per common share	(0.45)	(0.05)	(0.50)

	December 31, 2019
	As Previously Reported	Adjustments	As Revised
Consolidated statement of stockholders’ equity
Accumulated deficit	$(10,042,050)	$(2,080,199)	$(12,122,249)
Non-controlling interest	(2,080,199)	2,080,199	-
Total stockholders’ equity	7,937,292	-	7,937,292

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of these consolidated financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s combined financial condition, liquidity and future results of operations. Management is actively monitoring the impact of the global situation on its consolidated financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021 beyond the results presented in these consolidated financial statements.

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

Other management service fees are derived from management services where the Company provides billings and collections support to the clinics and where management services are provided based on state specific regulations known as the corporate practice of medicine (“CPM”). Under the CPM, a business corporation is precluded from practicing medicine or employing a physician to provide professional medical services. In these circumstances, the Company provides all administrative support to the physician-owned PC through a LLC. The PC is consolidated due to control by contract (an “MSA” – Management Services Agreement). The fees we derive from these management arrangements are either based on a predetermined percentage of the revenue of each clinic or a percentage mark up on the costs of the LLC. The company recognize other management service revenue in the period in which services are rendered. These revenues are earned by IMAC Nashville, IMAC Management, IMAC Illinois, IMAC Florida, IMAC Louisiana and the Back Space and are eliminated in consolidation to the extent owned.

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

Variable Interest Entities

Certain states prohibit the “corporate practice of medicine,” which restricts business corporations from practicing medical care by exercising control over clinical decisions by doctors. In states which prohibit the corporate practice of medicine, the Company enters into long-term management agreements with professional corporations (“PCs”) that are owned by licensed doctors, which, in turn employ or contract with doctors who provide professional care in its clinics. Under these management agreements with PCs, the Company provides, on an exclusive basis, all non-clinical services of the practice.

The consolidated financial statements include the accounts of variable interest entities (“VIE”) in which the Company is the primary beneficiary under the provisions of the FASB Accounting Standards Codification 810, “Consolidation”. The Company has the power to direct the activities that most significantly impact a VIE’s economic performance. Additionally, the Company would absorb the majority of the expected losses from any of these entities should such expected losses occur. As of December 31, 2021, the Company’s consolidated VIE’s include 8 PCs.

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying consolidated balance sheets as of December 31, 2021 and 2020, were approximately $2.2 million and $1.7 million respectively, and the total liabilities of the consolidated VIEs were approximately $666,000 and $661,000, respectively.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2021 and 2020.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Additions and improvements to property and equipment are capitalized at cost. Depreciation of owned assets are computed using the straight-line method over the estimated useful lives and amortization of leasehold improvements are computed using the straight-line method over the shorter of the estimated useful lives of the related assets or the lease term. The cost of assets sold or retired, and the related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in other income (expense) for the year. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Goodwill

Our goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed in business combinations. The goodwill generated from the business combinations is primarily related to the value placed on the employee workforce and expected synergies. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition.

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

The Company operates under one reporting unit. The quantitative impairment test involves the comparison of the fair value of the reporting unit to its carrying value. The Company calculates the fair value of each reporting unit using either (i) a discounted cash flows analysis that converts future cash flow amounts into a single discounted present value amount or (ii) a market approach. The Company assesses the valuation methodology based upon the relevance and availability of the data at the time that the valuation is performed. The Company compares the estimate of fair value for the reporting unit to the carrying value of the reporting unit. If the carrying value is greater than the estimate of fair value, an impairment loss will be recognized in the amount of the excess.

The Company performs its annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2020 and 2021, the Company performed a qualitative impairment test and, based on the totality of information available for the reporting units, the Company concluded that it was more-likely-than-not that the estimated fair values of the reporting units were greater than the carrying values of the reporting units and, as such, no further analysis was required. There was no goodwill impairment for the years presented.

Long-Lived Assets

Long-lived assets such as property and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no triggering events and no impairments of long-lived assets for the years presented.

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was approximately $1,325,000 and $933,000 for the years ended December 31, 2021 and 2020, respectively.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is determined using the weighted-average of common shares outstanding during the year, adjusted for the dilutive effect of common stock equivalents, consisting of the conversion option embedded in convertible debt. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are required to be reduced by a valuation allowance to the extent that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s consolidated financial statements are prepared in accordance with GAAP and includes the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception. The Company had working capital of approximately $4.1 million at December 31, 2021 and a deficiency in working capital of approximately $1.2 million at December 31, 2020. The Company had a net loss of approximately $10.5 million at December 31, 2021, and used cash in operations of approximately $7.6 million for the year ended December 31, 2021. The Company expects to continue to incur significant expenditures to develop and expand its owned and managed outpatient medical clinics.

Management recognizes that the Company must obtain additional resources to successfully integrate its acquired and managed clinics and implement its business plans. Management plans to continue to raise funds and/or refinance our indebtedness to support our operations in 2022 and beyond. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000.

Revenue and Accounts Receivable Concentration

As of December 31, 2021 and 2020, the Company had revenue and accounts receivable concentration related to payments from Medicare as outlined in the table below:

	2021		2020
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable

Medicare payments	37%	16%	40%	16%

Note 5 – Accounts Receivable

Accounts receivable consisted of the following at December 31:

	2021	2020

Accounts receivable, net of contractual adjustments	$1,290,312	$1,542,665
Less: allowance for doubtful accounts	(80,979)	(28,982)
Accounts receivable, net	$1,209,333	$1,513,683

Note 6 – Business Acquisitions

IMAC Florida

On January 13, 2020, the Company and its wholly owned subsidiary IMAC Florida consummated the acquisition of CHSF, a chiropractic practice in Bonita Springs, Florida. The transaction was completed as a purchase of the practice for $200,000. The Company has included the financial results of IMAC Florida, which controls CHSF, from January 13, 2020, the date of acquisition. A total of $128,802 was allocated to customer lists, $50,358 to property and equipment and $20,840 to other assets.

In February 2021, the Company completed the acquisition of and signed Management Services Agreement with Willmitch Chiropractic, P.A. in Tampa, Florida. The transaction was completed for $421,000. Willmitch Chiropractic’s founder, Martin Willmitch, will remain with the Company and serve as Vice President of Managed Care of IMAC Holdings. A total of $7,400 was allocated to property and equipment with the remaining $413,600, being allocated to goodwill.

In March 2021, the Company completed the asset purchase of NHC Chiropractic, PLLC dba Synergy Healthcare in Orlando, Florida. The transaction was completed as an asset purchase for $142,500. A total of $149,720 was allocated to property and equipment and $7,220 being allocated to acquired payables.

In June 2021, the Company completed an asset purchase of Fort Pierce Chiropractic in Fort Pierce, Florida. The transaction was completed as an asset purchase for $50,000. A total of $45,000 was allocated to property and equipment with the remaining $5,000 being allocated to customer lists.

IMAC Chicago

In June 2021, the Company also completed an asset purchase of Active Medical Center in Naperville, Illinois. The transaction was completed as an asset purchase for $205,000. A total of $200,000 was allocated to property and equipment with the remaining $5,000 being allocated to deposits.

IMAC Louisiana

In October 2021, the Company consummated certain transactions resulting in the acquisition of the outstanding equity interest in Louisiana Orthopaedic & Sports Rehab Institute, Inc. The transaction was completed for $1,200,000 and $1,200,000 stock.

The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of identifiable tangible assets acquired related to this acquisition. Thus, the final allocation of the purchase price may differ from the preliminary allocation at December 31, 2021 based on completion of the valuation of the identifiable intangible assets. A total of $192,500 has been allocated to property and equipment with the remaining $2,207,500 allocated to goodwill. Changes in the estimated valuation will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

The acquired businesses contributed revenues of approximately $928,000 and losses of approximately $3,000 to the Company from the periods acquired to December 31, 2021. The following unaudited pro forma summary presents consolidated information of the Company as if the business transactions had occurred on January 1, 2020.

	Pro forma year ended December 31, 2021 (unaudited)	Pro forma year ended December 31, 2020 (unaudited)

Revenue	$15,893,773	$15,657,944
Loss	(10,769,552)	(5,588,396)

Note 7 – Property and Equipment

Property and equipment consisted of the following at December 31:

	Estimated
	Useful Life in Years	2021	2020

Leasehold improvements	Shorter of asset or lease term	$2,127,762	$2,064,669
Equipment	1.5 – 10	2,810,028	2,012,276
Total property and equipment		4,937,790	4,076,945

Less: accumulated depreciation		(2,990,902)	(2,302,273)
		1,946,888	1,774,672

Construction in progress		376,275	2,370
Total property and equipment, net		$2,323,163	$1,777,042

Depreciation was $761,034 and $786,313 for the years ended December 31, 2021 and 2020, respectively.

Note 8 – Intangibles Assets and Goodwill

Intangible assets that were acquired in connection with the acquisition transactions (Note 6) during 2021 and 2020:

		December 31, 2021
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(2,500,418)	$5,439,980
Non-compete agreements	3 years	306,000	(302,458)	3,542
Customer lists	3 years	134,882	(89,921)	44,961
Brand development	15 years	69,071	(3,835)	65,236
Definite lived assets		8,450,351	(2,896,632)	5,553,719
Research and development		243,750	-	243,750
Goodwill		4,661,796	-	4,661,796
Total intangible assets and goodwill		$13,355,897	$(2,896,632)	$10,459,265

		December 31, 2020
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(1,706,379)	$6,234,019
Non-compete agreements	3 years	301,000	(257,139)	43,861
Customer lists	3 years	134,882	(44,961)	89,921
Definite lived assets		8,376,280	(2,008,479)	6,367,081
Research and development		243,750	-	243,750
Goodwill		2,040,696	-	2,040,696
Total intangible assets and goodwill		$10,660,726	$(2,008,479)	$8,652,247

Amortization was $888,153 and $936,152 for the years ended December 31, 2021 and 2020, respectively.

The Company’s estimated future amortization of intangible assets is as follows:

Years Ending December 31,

2022	$846,260
2023	799,686
2024	798,645
2025	798,645
2026	798,645
Thereafter	1,511,838
$5,553,719

Note 9 – Operating Leases

On January 1, 2019, the Company adopted Topic ASC 842 using the modified retrospective method applied to leases that were in place at January 1, 2019. The Company’s leases consist of operating leases that relate to real estate rental agreements. All of the value of the Company’s lease portfolio upon adoption relates to real estate lease agreements that were entered into starting March 2017.

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

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate of leases added during the year ended December 31, 2021, the Company used a weighted average interest rate.

Right of Use Assets

Right of use assets are included in the consolidated Balance Sheet as follows:

	December 31, 2021	December 31, 2020

Non-current assets
Right of use assets, net of amortization	$4,948,393	$3,816,035

Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020

Operating lease expense	$1,333,916	$1,236,180

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The amount of future minimum lease payments under operating are as follows:

Operating Leases

Undiscounted future minimum lease payments:
2022	$1,711,749
2023	1,612,648
2024	1,223,487
2025	869,279
2026	539,902
Thereafter	155,514
Total	6,112,579
Amount representing imputed interest	(615,513)
Total operating lease liability	5,497,066
Current portion of operating lease liability	(1,478,140)
Operating lease liability, non-current	$4,018,926

Note 10 – Notes Payable

Set forth below is a summary of the Company’s outstanding debt as of December 31, 2021 and December 31, 2020:

	December 31,	December 31,
	2021	2020

Note payable to Edward S. Bredniak in the amount of up to $2,000,000. An existing note payable with this entity in the amount of $379,676 has been combined into the new note payable which carries an interest rate of 10% per annum. This note was amended in September 2020 and all outstanding balances are due January 5, 2022. This note was paid in full on March 29, 2021.	$-	$1,750,000

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matures on May 15, 2023, and is secured by the personal guarantees of certain Company executives.	43,413	72,238

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	68,378	81,330

Note payable to a financial institution in the amount of $200,000 dated May 4, 2016. The note requires 60 monthly installments of $3,881 including principal and interest at 4.25%. The note is secured by the equipment and personal guarantees of certain Company executives. This note was paid in full on May 4, 2021.	-	19,191

Note payable to an employee in the amount of $101,906 dated March 8, 2017. The note requires payments in five annual installments of $23,350, including principal and interest at 5%. The note matures on December 31, 2021, and is unsecured. This note was paid in full on June 8, 2021.	-	20,000

$112,800 payable to a landlord of Advantage Therapy, LLC pursuant to a lease dated March 1, 2019. The debt is payable in 60 monthly installments of $2,129, including principal and interest at 5%. The debt matures on June 1, 2024.	59,913	81,862

Note payable to a financial institution in the amount of $140,000, dated September 25, 2019. The note requires 36 consecutive monthly installments of $4,225 including principal and interest at 5.39%. The note matures on September 19, 2022 and is secured by a personal guarantee of the Vice President of Business Development of the Company.	37,179	84,444

Note payable in the amount of $2,690,000, dated October 29, 2020. The note is payable on or before April 29, 2022. The interest on the note accrues at a rate of 7% per annum and is payable on the maturity date or otherwise in accordance with the note.	150,301	2,690,000

Unamortized debt issuance costs	-	(312,858)

	359,184	4,486,207
Less: current portion:	(254,487)	(2,527,324)
	$104,697	$1,958,883

Principal maturities of notes payable are as follows:

Years Ending December 31,	Amount

2022	$254,487
2023	51,657
2024	27,631
2025	15,813
2026	9,596
Thereafter	-
Total	$359,184

Note 11 – Shareholders’ Equity

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

On October 5, 2020, the Company launched an at-the-market offering of up to $5,000,000 worth of shares of the Company’s common stock pursuant to an At-The-Market Issuance Sales Agreement, dated October 5, 2020, by and between the Company and Ascendiant Capital Markets, LLC. Since the launch and as of December 31, 2021, pursuant to the Agreement, the Company had sold 1,541,758 shares of common stock through Ascendiant Capital Markets for aggregate proceeds to the Company of $2.9 million.

During March 2021, the Company completed a public offering by issuing 10,625,000 shares of common stock for gross proceeds of $17.0 million and incurring $1.2 million in expenses related to public offering. The Company used approximately $1.8 million for the repayment of certain indebtedness and is using the remaining proceeds for the repayment of certain other indebtedness, to finance the costs of developing and acquiring additional outpatient medical clinics and healthcare centers as part of the Company’s growth and expansion strategy and for working capital.

On April 7, 2021 the Company closed on the sale of an additional 1,193,750 shares of common stock at the recent public offering price of $1.60 per share, pursuant to the 15% over-allotment option exercised in full by the underwriters in connection with its public offering that closed March 2021. The Company received gross proceeds of $1.91 million and incurred approximately $115,000 in additional expenses.

On October 1, 2021, the Company completed a stock purchase agreement and issued 810,811 shares of its common stock as consideration. This transaction was part of the $1,200,000 in stock consideration for the Louisiana acquisition.

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

Stock Options

As of December 30, 2021, the Company had issued non-qualified stock options to purchase 367,051 shares of its common stock to various employees of the Company. Most options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months and are exercisable for a period of ten years. One award granted in 2021 vests over a period of one year and is exercisable for a period of ten years. Stock based compensation for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The per-share fair values of these options is calculated based on the Black-Scholes-Merton pricing model.

The information below summarizes the stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2019	306,202	$4.04	3.38
Granted	90,500	1.24	3.07
Exercised	-	-	-
Cancelled	(36,533)	2.12	2.87
Outstanding at December 31, 2020	360,169	$3.43	3.35
Granted	49,000	1.60	3.40
Exercised	-	-	-
Cancelled	(42,118)	3.92	1.44
Outstanding at December 31, 2021	367,051	$3.23	3.58

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

On October 20, 2020, the Company granted an aggregate of 300,000 RSUs to Board members with these RSUs vesting in eight equal quarterly installments commencing on February 1, 2021, provided the Board members remain directors of the Company. Effective October 2021, the vesting schedule was amended to a one-year vesting period. As of December 31, 2021, 150,000 RSUs had vested and were issued to the Board members.

On January 30, 2021, the Company granted an aggregate of 17,000 RSUs to non-executive staff and contractors with these RSUs vesting after one year.

On October 27, 2021 the Company granted 10,000 shares to a consultant that vested immediately.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	247,500	$4.04
Granted	310,000	0.83
Vested	(76,875)	3.72
Cancelled	(40,000)	4.04
Outstanding at December 31, 2020	440,625	$1.83
Granted	27,000	1.56
Vested	(206,875)	1.56
Cancelled	-	-
Outstanding at December 31, 2021	260,750	$2.02

Note 12 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 50% of up to 6% of total compensation for those employees making salary deferrals. The Company made contributions of $139,870 and $103,902 during 2021 and 2020, respectively.

Note 13 – Income Taxes

For the year ended December 31, 2021, and December 31, 2020, no income tax expense or benefit was recorded related to income taxes due to the Company’s overall operating results and the change in the valuation allowance. The components of income tax expense (benefit) for the year ended December 31, 2021, and December 31, 2020, are as follows:

	December 31, 2021	December 31, 2020
Current income tax expense (refund) - federal	$-	$-
Current income tax expense (refund) - state	-	-
Total current income tax expense (refund)	-	-

Deferred income tax expense (benefit) - federal	-	-
Deferred income tax expense (benefit) - state	-	-
Total deferred income tax expense (benefit)	-	-

Total provision for income taxes	$-	$-

The reconciliation of the income tax expense (benefit) to the U.S. federal statutory income tax rate is as follows:

	December 31, 2021	December 31, 2020
Federal statutory income tax	21.00%	21.00%
Permanent differences	(0.01)%	(0.04)%
Change in valuation allowance	(25.77)%	(25.73)%
State income taxes, net of federal benefit	4.78%	4.77%
Total	0.00%	0.00%

The tax effects of temporary differences which give rise to the significant portions of deferred tax assets or liabilities at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Reserves & allowances	$20,880	$73,758
Charitable contribution carry-forward	3,020	3,020
Net operating loss carry-forward - federal	6,049,391	3,826,275
Net operating loss carry-forward - state	1,887,147	1,182,423
Non-qualified stock options	349,328	202,222
Total deferred tax assets	$8,309,766	$5,287,698

Deferred tax liabilities:
Depreciation	$(200,738)	$(161,956)
Amortization	(119,004)	(58,951)
Total deferred tax liabilities	$(319,742)	$(220,907)

Less valuation allowance	(7,990,024)	(5,066,791)
Total net deferred tax assets	$-	$-

The Company has federal net operating loss carry-forward of approximately $28.8 million and state and local net operating losses of approximately $30.1 million. There is no expiration of the federal loss carry-forwards as all federal net operating loss carry-forwards were generated after 2017. The state and local operating loss carry-forwards are subject to expiration beginning in 2031.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management assessed all available evidence to estimate if sufficient future taxable income will be generated in the appropriate period and of the appropriate character to realize deferred tax assets. Based on Management’s assessment, on December 31, 2021, and 2020, a full valuation allowance of $8.0 million and $5.1 million, respectively, was required. The current year increase in valuation allowance is $2.9 million primarily related to the increase in deferred tax assets for net operating losses generated by current year operations.

The Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits as December 31, 2021. The Company had no unrecognized tax benefits recorded as of December 31, 2021, and December 31, 2020. The Company is subject to taxation by federal, state, and local taxing authorities. The Company’s federal, state, and local income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and the Company’s federal, state, and local income tax returns for 2018 through 2020 remain open to examination.

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

On June 3, 2021, the Company received a request for payment from CMS in the amount of $2,918,472. The Company initiated the appropriate appeals and then the Company received a notification dated September 30, 2021, from CMS that they “found the request to be favorable by reversing the extrapolation to actual”. The Company received a separate notification stating “the extrapolated overpayment was reduced to the actual overpayment amount for the sampled denied claims $5,327.73,” which had been paid as of December 31, 2021.

This amount represented a statistical extrapolation of $11,530 of charges from a sample of 40 claims for the periods February 2017 to November 2020. The Company began its own internal audit process and disagrees with the interpretation of the medical records and the extrapolation techniques used to derive the balance. The Company continued the appeals process to the second level appeal related to the error rate and are anticipating a third appeal on the remaining $5,327.73 amount.

At this stage of the appeals process, based on the information currently available to the Company, the Company is unable to predict the timing and ultimate outcome of this matter and therefore is unable to estimate the range of possible loss. Any potential loss may be classified as errors and omissions for which insurance coverage was in place during a majority of the years being evaluated.

On October 21, 2021, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $2,716,056.33. This amount represents a statistical extrapolation of $6,791.33 of charges from a sample of 38 claims for the periods July 2017 to November 2020 for Progressive Health & Rehabilitation, Ltd (“Progressive Health”). The Company entered into a management agreement with Progressive Health in April 2019 and therefore liable for only a portion of the sampled claims. There were a total of 38 claims reviewed, 25 of these claims were from the period prior to the management agreement with the Company and the remaining 13 claims were related to the period that Progressive Health was managed by the Company. In December 2021, the Company received a request for payment from CMS in the amount of $2,709,265. The Company has begun its own internal audit process and has initiated the appropriate appeals.

As of December 31, 2021, the Company has not recorded a provision for this claim, as management does not believe that an estimate of a possible loss or range of loss can reasonably be made at this time.

Note 15 – Quarterly Data – Unaudited

Revised Interim Financial Information

The following tables present amounts previously reported and revised as a result of the error associated with the accounting for our managed PCs. See Note 2 for additional information.

	As of and For the Three Months Ended March 31, 2020
	As Previously Reported	As Revised
Consolidated balance sheet
Accumulated deficit	$(11,775,595)	$(14,192,398)
Non-controlling interests	(2,416,803)	-

Consolidated statement of income
Net loss attributable to non-controlling interest	(336,604)	-
Net loss attributable to IMAC Holdings, Inc.	(1,733,545)	(2,070,149)

Basic and diluted loss per common share	(0.18)	(0.22)

	As of and For the Three Months Ended June 30, 2020		As of and For the Six Months Ended June 30, 2020
	As Previously Reported	As Revised	As Previously Reported	As Revised
Consolidated balance sheet
Accumulated deficit	$(13,806,283)	$(16,167,510)	$(13,806,283)	$(16,167,510)
Non-controlling interests	(2,361,227)	-	(2,361,227)	-

Consolidated statement of income
Net (loss) income attributable to non-controlling interest	55,576	-	(281,028)	-
Net loss attributable to IMAC Holdings, Inc.	(2,030,688)	(1,975,112)	(3,764,233)	(4,045,261)

Basic and diluted loss per common share	(0.20)	(0.19)	(0.38)	(0.41)

	As of and For the Three Months Ended September 30, 2020		As of and For the Nine Months Ended September 30, 2020
	As Previously Reported	As Revised	As Previously Reported	As Revised
Consolidated balance sheet
Accumulated deficit	$(15,235,941)	$(17,639,909)	$(15,235,941)	$(17,639,909)
Non-controlling interests	(2,403,968)	-	(2,403,968)	-

Consolidated statement of income
Net loss attributable to non-controlling interest	(42,741)	-	(323,769)	-
Net loss attributable to IMAC Holdings, Inc.	(1,429,658)	(1,472,399)	(5,193,891)	(5,517,660)

Basic and diluted loss per common share	(0.12)	(0.12)	(0.49)	(0.52)

	As of and For the Three Months Ended March 31, 2021
	As Previously Reported	As Revised
Consolidated balance sheet
Accumulated deficit	$(17,035,818)	$(19,894,110)
Non-controlling interests	(2,858,292)	-

Consolidated statement of income
Net loss attributable to non-controlling interest	(239,388)	-
Net loss attributable to IMAC Holdings, Inc.	(1,990,035)	(2,229,423)

Basic and diluted loss per common share	(0.15)	(0.17)

	As of and For the Three Months Ended June 30, 2021		As of and For the Six Months Ended June 30, 2021
	As Previously Reported	As Revised	As Previously Reported	As Revised
Consolidated balance sheet
Accumulated deficit	$(19,031,862)	$(22,432,851)	$(19,031,862)	$(22,432,851)
Non-controlling interests	(3,400,989)	-	(3,400,989)	-

Consolidated statement of income
Net loss attributable to non-controlling interest	(542,697)	-	(782,085)	-
Net loss attributable to IMAC Holdings, Inc.	(1,996,044)	(2,538,741)	(3,986,079)	(4,768,164)

Basic and diluted loss per common share	(0.08)	(0.10)	(0.20)	(0.24)

	As of and For the Three Months Ended September 30, 2021		As of and For the Nine Months Ended September 30, 2021
	As Previously Reported	As Revised	As Previously Reported	As Revised
Consolidated balance sheet
Accumulated deficit	$(20,752,598)	$(25,325,482)	$(20,752,598)	$(25,325,482)
Non-controlling interests	(4,572,884)	-	(4,572,884)	-

Consolidated statement of income
Net loss attributable to non-controlling interest	(1,171,895)	-	(1,953,980)	-
Net loss attributable to IMAC Holdings, Inc.	(1,720,736)	(2,892,631)	(5,706,815)	(7,660,795)

Basic and diluted loss per common share	(0.07)	(0.11)	(0.27)	(0.36)

Note 16 – Subsequent Events

In February 2022 the Company announced Dr. Ben Lerner had become the Chief Operating Officer and Dr. Matt Wallis, current COO, will continue with the Company as President and Executive Director.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2021. The material weaknesses relates to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

(2)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was ineffective as of December 31, 2021 and 2020.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position

Jeffrey S. Ervin	44	Chief Executive Officer and Director

Matthew C. Wallis, DC	48	Chief Operating Officer and Director

Sheri F. Gardzina, CPA	53	Chief Financial Officer

Maurice E. Evans	42	Director

Michael D. Pruitt	61	Director

Cary W. Sucoff	69	Director

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

As our Chief Executive Officer and a director, Mr. Ervin leads the Board and manages our company. Mr. Ervin brings extensive healthcare services industry knowledge and a deep background in growing early-stage companies, mergers and acquisitions and capital market activities. His service as the Chief Executive Officer and a director creates a critical link between management and our Board of Directors.

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

Maurice E. (Mo) Evans joined our Board of Directors in October 2020. Mr. Evans. is a business leader, advisor, consultant, investor and speaker to businesses in the sports business vertical. He is the co-founder of ELOS Sports and Entertainment, LLC (“ELOS”), a provider of brand management services to athletes and businesses in the sports and entertainment industry. Mr. Evans has served as the principal of ELOS since 2014. Prior to that, from 2001 to 2012, he was a professional basketball player, playing for the Washington Wizards, Atlanta Hawks, Orlando Magic, Los Angeles Lakers, Detroit Pistons and Sacramento Kings. He also served as Executive Vice President of the NBA Players Association from 2010 to 2013. Mr. Evans received a B.A. degree from the University of Texas at Austin. Mr. Evans provides more than a decade of experience in leading and managing customer-centric personal service organizations such as the NBA Players Association and ELOS Sports and Entertainment, which is highly relevant to our business, making him well qualified as a member of our Board. He also brings to our company a unique perspective of how an athlete addresses a sports injury.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our equity securities to file reports of ownership and changes in ownership of our securities (Forms 3, 4 and 5) with the SEC. To the best of our knowledge, based solely on a review of the Section 16(a) reports and written statements from executive officers and directors, for the years ended December 31, 2021 and 2020, all required reports of executive officers, directors and holders of more than 10% of our equity securities were filed on time, except for any such reports which may have been filed late due to administrative delays.

Family Relationships

There are no family relationships among our directors and executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended December 31, 2021 and 2020, and (ii) our two other most highly compensated executive officers who received compensation during the years ended December 31, 2021 and 2020 of at least $100,000 and who were executive officers on December 31, 2021 and 2020. We refer to these persons as our “named executive officers” in this prospectus. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period:

Name and Position	Years	Salary	Bonus	Stock Awards	Option Awards	Non- equity Incentive Plan Comp	Non- qualified Deferred Comp	All Other Comp	Total
Jeffrey S. Ervin,	2021	$327,690	$50,000	$-	$-	$-	$-	$-	$377,690
Chief Executive Officer	2020	253,291	-	-	-	-	-	-	253,291

Matthew C. Wallis, DC,	2021	289,831	-	-	-	-	-	-	289,831
Chief Operating Officer	2020	254,177	-	-	-	-	-	-	254,177

Sheri Gardzina,	2021	242,320	12,500	-	-	-	-	-	254,820
Chief Financial Officer	2020	172,651	-	-	-	-	-	-	172,651

Employment Agreements

We entered into employment agreements effective March 1, 2019 with each of Jeffrey Ervin and Matthew Wallis. The employment agreements with Messrs. Ervin and Wallis extend for a term expiring on February 28, 2023.

Pursuant to their employment agreements, Messrs. Ervin and Wallis have agreed to devote substantially all of their business time, attention and ability, to our business as our Chief Executive Officer and Chief Operating Officer, respectively. The compensation committee approved their salaries to increase to $350,000 and $300,000 annually, respectively. In addition, each executive may be entitled to receive, at the sole discretion of our board of directors, cash bonuses based on the executive meeting and exceeding performance goals of the company. Each executive is entitled to participate in our 2018 Incentive Compensation Plan. We have also agreed to pay or reimburse each executive up to $100 per month for the business use of their personal cell phone.

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

Grants of Plan-Based Awards

As of December 31, 2021, the Company had outstanding stock options to purchase 367,051 shares of its common stock which were granted as non-qualified stock options to various employees of the Company. These options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months, are exercisable for a period of ten years, and enable the holders to purchase shares of the Company’s common stock at the exercise price of award. The per-share fair values of these options are range from $0.64 to $1.87 based on Black-Scholes-Merton pricing model.

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

On May 21, 2020, the Company granted 10,000 Restricted Stock Units (“RSUs”) to board member Gerard M. Hayden, Jr., which vested immediately.

On October 20, 2020, the Company granted an aggregate of 300,000 RSUs to Board members with these RSUs vesting in eight equal quarterly installments commencing on February 1, 2021, provided the Board members remain directors of the Company. Effective October 2021, the vesting schedule was amended to a one-year vesting period. As of December 31, 2021, 150,000 RSUs had vested and were issued to the Board members.

On January 30, 2021, the Company granted an aggregate of 17,000 RSUs to non-executive staff and contractors with these RSUs vesting after one year.

On October 27, 2021 the Company granted 10,000 shares to a consultant that vested immediately.

Outstanding Equity Awards at December 31, 2021

No stock options or other equity awards were granted to any of our named executive officers during the year ended December 31, 2021. Mr. Ervin and Ms. Gardzina were awarded 150,000 and 37,500 restricted stock units and 150,000 and 37,500 stock options, respectively, during the year ended December 31, 2019.

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2021, including the value of the stock awards.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)
Jeffrey Ervin	5/21/2019	96,875	15,625	(1)	$4.04	5/21/2029	75,000	(1)	$85,500
Sheri Gardzina	5/21/2019	24,219	13,281	(1)	$4.04	5/21/2029	18,750	(1)	$21,375

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

Equity Compensation Plan Summary

The following table provides information as of December 31, 2021, relating to our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Equity Grants	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plan approved by security holders (1)	367,051	$3.23	632,949
Equity compensation plans not approved by security holders	-	$-	-
Total	367,051	$3.23	632,949

(1)	Consists solely of the 2018 Incentive Compensation Plan.

Director Compensation

We compensate each non-employee director through annual stock option grants and by paying a cash fee for each board of directors and committee meeting attended. Our directors in 2021, Messrs. Evans, Pruitt, and Sucoff, were paid $2,000 each per quarter in the beginning of 2021. The directors then amended compensation effective April 2021 and were paid $11,250 each per quarter. The directors were also awarded 100,000 restricted stock units each. See compensation for the year ended December 31, 2021 in the table below.

Non-Employee Director Compensation Table

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of our Board of Directors for the fiscal year ended December 31, 2021.

Name	Fees Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Comp ($)	Total ($)
Maurice E. Evans	$38,833	$-	-	-	-	-	$38,833
Michael D. Pruitt	$38,833	$-	-	-	-	-	$38,833
Cary W. Sucoff	$38,833	$-	-	-	-	-	$38,833

(1)	Represents full fair value at grant date of RSUs granted to our directors, computed in accordance with FASB ASC Topic 718.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 12, 2022 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o IMAC Holdings, Inc., 1605 Westgate Circle, Brentwood, Tennessee 37027.

Percentage of beneficial ownership in the table below is calculated based on 26,485,167 shares of common stock outstanding as of April 12, 2022. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of April 12, 2022. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned

Jeffrey S. Ervin	333,900	1.2%
Matthew C. Wallis	1,751,694	6.7%
Benjamin Lerner	100,000	*
Sheri Gardzina	18,950	*
Michael Pruitt	101,250	*
Maurice Evans	242,122	*
Cary Sucoff	100,000	*
All directors and executive officers as a group (7 persons)	2,647,916	18.4%

*	Less than 1% of outstanding shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDENPENDENCE

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

Campbell Chiropractic. In August 2020, we entered into a sublease agreement with Campbell Chiropractic in Richmond, Kentucky. The shared space arrangement allowed us full access to the space twice weekly. This agreement was terminated in 2021.

Lockwood Chiropractic, LLC. We acquired the chiropractic clinic of Lockwood Chiropractic in Webster Groves, Missouri, a suburb of St. Louis, in a Practice Purchase Agreement in November 2020. The facility will continue to operate under the direction of Sharon Whalen, D.C. and will provide us the opportunity to provide our services to a wider patient base outside the city.

Willmitch Chiropractic, P.A. We acquired this clinic located in Tampa, Florida in February 2021. This acquisition continues our expansion into the Florida market and the founder, Martin Willmitch, will remain with the Company and serve as Vice President of Managed Care.

NHC Chiropractic, PPLC dba Synergy Healthcare. We acquired the assets of this practice in Orlando, Florida in March 2021. The clinic provides chiropractic care and the Company is implementing its regenerative rehabilitation offering, including its patient wellness subscriptions to the clinic’s established services.

Fort Pierce Chiropractic. We completed an asset purchase of this clinic located in Fort Pierce, Florida and the third Florida addition in June 2021. This clinic provides chiropractic care and the Company will be introducing medical services to the current patient base.

Active Medical Center. We acquired the assets of this clinic located in Naperville, Illinois in June 2021. This clinic provides a variety of orthopedic treatments for various conditions through a combination of medical and physical rehabilitation services and will join the other two Mike Ditka clinics in the Chicago area.

Louisiana Orthopaedic & Sports Rehab Institute. We completed the acquisition of this practice management company in Baton Rouge, Louisiana in October 2021. The founder of this clinic, Allen Johnston, M.D., will be joining IMAC as a Medical Director, as we expand our presence into Louisiana.

BackSpace. BackSpace entered into three management agreements with ChiroMart, LLC, ChiroMart Missouri, LLC and ChiroMart Florida, LLC. These are related to the BackSpace locations operated in Walmart’s located in Tennessee, Missouri and Florida.

Related Party Transactions

On June 1, 2018, we entered into a note payable to the Edward S. Bredniak Revocable Trust, the trustee of which is Edward S. Bredniak, a former director of our company, in the amount of up to $2,000,000. An existing note payable with this entity with an outstanding balance of $379,675.60 was combined into a new note payable. The note carried an interest rate of 10% per annum and all outstanding balances were due and payable 13 months after the closing of this offering. On June 28, 2019, we entered into an amendment to this note (the “Amendment”). Among other things, the Amendment provided for the extension of the maturity of the note to January 5, 2021, reduced the principal amount of the note from $2,000,000 to $1,750,000, corrected the name of the lender under the note from The Edward S. Bredniak Revocable Trust u/a dated 8/14/2015 to Edward S. Bredniak, and provided for the payment of any outstanding amounts under the note which exceed $1,750,000 as of the date of the Amendment. The proceeds of this note were used to satisfy ongoing working capital needs, expenses related to the preparation for our initial public offering, equipment and construction costs related to new clinic locations, and potential business combination and transaction expenses. In November 2020, we entered into an amendment to this note (the “Amendment 2.0”) that provided for the extension of the maturity of the note to January 5, 2022. This note was paid in full on March 29, 2021.

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

On August 26, 2021, the Audit Committee of the Company concluded a competitive review process of independent registered public accounting firms. As a result of this process and following careful deliberation, on August 26, 2021, the Audit Committee approved the dismissal of Daszkal Bolton LLP as the Company’s independent registered public accounting firm effective as of such date. The Company provided Daszkal Bolton LLP with formal notice of such dismissal on August 27, 2021.

The reports of Daszkal Bolton LLP on the Company’s consolidated financial statements as of and for the years ended December 31, 2020 and 2019 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period preceding Daszkal Bolton’s dismissal, there were: (i) no disagreements (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) with Daszkal Bolton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Daszkal Bolton’s satisfaction, would have caused Daszkal Bolton to make reference to the subject matter thereof in connection with its reports on the Company’s consolidated financial statements for such years; and (ii) no reportable events (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

On August 26, 2021, the Audit Committee engaged Cherry Bekaert, LLP (“Cherry Bekaert”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021.

During the Company’s two most recent fiscal years and the subsequent interim period preceding Cherry Bekaert’s engagement, neither the Company nor anyone on its behalf consulted with Cherry Bekaert regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Cherry Bekaert concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

The following table sets forth the aggregate accounting fees paid by us for the year ended December 31, 2021 and the year ended December 31, 2020. The below fees were paid to the firm Daszkal Bolton LLP and Cherry Bekaert. All non-audit related services in the table were pre-approved and/or ratified by the Audit Committee of our Board of Directors.

	Year Ended	Year Ended
Type of Fees	December 31, 2021	December 31, 2020
Audit fees	$195,500	$149,000
Audit related fees	24,720	27,750
Tax fees	15,000	8,000
Total	$235,220	$184,750

Types of Fees Explanation

Audit Fees. Audit fees were incurred for accounting services rendered for the audit of our consolidated financial statements for the years ended December 31, 2021 and 2020 and reviews of quarterly consolidated financial statements.

Audit Related Fees. We incurred fees in connection with accounting reviews for Form-3 Comfort Letters to Underwriters, 8-Ks and agreed-upon procedures.

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

The audit committee has considered the services provided by Daszkal Bolton LLP and Cherry Bekaert LLP as disclosed above in the captions “audit fees” and “tax fees” and has concluded that such services are compatible with the independence of Daszkal Bolton LLP and Cherry Bekaert LLP as our principal accountants.

Our Board has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2018 and incorporated herein by reference).

3.3	Certificate of Correction of the Certificate of Incorporation of IMAC Holdings, Inc. filed with the Delaware Secretary of State on August 8, 2019 (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2019 and incorporated herein by reference).

3.4	Bylaws of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.2	Form of Common Stock Warrant certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.3	Form of Warrant Agency Agreement between IMAC Holdings, Inc. and Equity Stock Transfer, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.4	Form of Underwriters’ Unit Purchase Option (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 8, 2019 and incorporated herein by reference).

4.5	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2020 and incorporated herein by reference).

10.1†	2018 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.2	Form of Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.4	Management Services Agreement between IMAC Holdings, LLC and Integrated Medicine and Chiropractic Regeneration Center PSC (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.7	Commercial Line of Credit Agreement, dated May 1, 2018, between Integrated Medicine and Chiropractic Regeneration Center of St. Louis, LLC and Independence Bank of Kentucky (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.11	Addendum to Merger Agreement with Clinic Management Associates, LLC (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018 and incorporated herein by reference).

10.12	Addendum to Unit Purchase Agreement among IMAC Holdings, Inc., IMAC of St. Louis, LLC and certain unitholders of IMAC of St. Louis LLC (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018 and incorporated herein by reference).

10.13†	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Jeffrey S. Ervin (filed as Exhibit 10.13 to the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2019 and incorporated herein by reference).

10.14†	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Matthew C. Wallis (filed as Exhibit 10.14 to the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2019 and incorporated herein by reference).

10.15†	Employment Agreement, dated as of April 19, 2019, between IMAC Holdings, Inc. and Jason Hui (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2019 and incorporated herein by reference).

10.17	Lease, dated as of March 1, 2019, by and between Advantage Therapy, LLC and Sagamore Hill Development Company, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019 and incorporated herein by reference).

10.20	Amended and Restated Term Note, dated as of September 19, 2019, made by Progressive Health and Rehabilitation, LTD in favor of PNC Bank, National Association (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019 and incorporated herein by reference).

10.21	Form of 10% Promissory Note issued by IMAC Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2020 and incorporated herein by reference).

10.22	Employment Agreement, dated as of February 4, 2022 and commencing February 21, 2022, between IMAC Holdings, Inc. and Dr. Ben Lerner. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2022 and incorporated herein by reference).

21.1*	List of subsidiaries.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Compensatory plan or agreement.

*	Filed herewith

+	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of IMAC Holdings, Inc. under the Securities and Exchange Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, whether made before or after the date of this 10-K, irrespective of any general incorporation language contained in such filings.

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

IMAC HOLDINGS, INC.

Dated: April 14, 2022	By:	/s/ Jeffrey S. Ervin
	Name:	Jeffrey S. Ervin
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jeffrey S. Ervin	Director and Chief Executive Officer	April 14, 2022
Jeffrey S. Ervin	(Principal Executive Officer)

/s/ Sheri Gardzina	Chief Financial Officer	April 14, 2022
Sheri Gardzina	(Principal Financial and Accounting Officer)

/s/ Matthew C. Wallis	Director and President	April 14, 2022
Matthew C. Wallis

/s/ Maurice E. Evans	Director	April 14, 2022
Maurice E. Evans

/s/ Michael D. Pruitt	Director	April 14, 2022
Michael D. Pruitt

/s/ Cary W. Sucoff	Director	April 14, 2022
Cary W. Sucoff

