Form 10-Q
period 2022-03-31
IMAC Holdings, Inc.
filed 2022-05-12
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1605 Westgate Circle, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IMAC	NASDAQ Capital Market
Warrants to Purchase Common Stock	IMACW	NASDAQ Capital Market

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

As of May 10, 2022, the registrant had 26,485,167 shares of common stock (par value $0.001 per share) outstanding.

IMAC HOLDINGS, INC.

Important Information Regarding Forward-Looking Statements

Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission on April 14, 2022. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31,
	(Unaudited)	2021
ASSETS
Current assets:
Cash	$4,275,251	$7,118,980
Accounts receivable, net	1,725,034	1,209,333
Deferred compensation, current portion	196,949	191,657
Other assets	480,278	547,536
Total current assets	6,677,512	9,067,506

Property and equipment, net	2,285,092	2,323,163

Other assets:
Goodwill	4,661,796	4,661,796
Intangible assets, net	5,552,065	5,797,469
Deferred compensation, net of current portion	26,472	73,816
Security deposits	351,819	357,050
Right of use asset	4,645,217	4,948,393
Total other assets	15,237,369	15,838,524

Total assets	$24,199,973	$27,229,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,017,799	$2,523,332
Patient deposits	332,519	320,917
Notes payable, current portion	92,799	254,487
Finance lease obligation, current portion	19,258	19,050
Liability to issue common stock, current portion	303,855	337,935
Operating lease liability, current portion	1,472,245	1,478,140
Total current liabilities	5,238,475	4,933,861

Long-term liabilities:
Notes payable, net of current portion	87,412	104,697
Finance lease obligation, net of current portion	24,379	29,273
Liability to issue common stock, net of current portion	189,375	189,375
Operating lease liability, net of current portion	3,688,249	4,018,926

Total liabilities	9,227,890	9,276,132

Commitment and Contingencies – Note 14

Stockholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 authorized, nil issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	-	-
Common stock - $0.001 par value, 30,000,000 authorized; 27,043,409 and 26,876,409 shares issued at March 31, 2022 and December 31, 2021, respectively; and 26,385,167 and 26,218,167 outstanding at March 31, 2022 and December 31, 2021, respectively.	26,385	26,218
Additional paid-in capital	46,314,757	46,133,777
Accumulated deficit	(31,369,059)	(28,206,934)
Total stockholders’ equity	14,972,083	17,953,061

Total liabilities and stockholders’ equity	$24,199,973	$27,229,193

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Patient revenues, net	$3,894,987	$3,024,808
Other income	-	3,377
Management fees	-	36,068
Total revenue	3,894,987	3,064,253

Operating expenses:
Patient expenses	460,473	341,412
Salaries and benefits	3,710,278	2,754,248
Share-based compensation	189,120	110,607
Advertising and marketing	370,488	265,548
General and administrative	1,815,247	1,219,338
Depreciation and amortization	446,772	422,201
Loss on disposal or impairment of assets	47,429	4,043
Total operating expenses	7,039,807	5,117,397

Operating loss	(3,144,820)	(2,053,144)

Other expenses:
Other expense	(13,174)	-
Interest expense	(4,131)	(176,279)
Total other expenses	(17,305)	(176,279)

Net loss before income taxes	(3,162,125)	(2,229,423)

Income taxes	-	-

Net loss	$(3,162,125)	$(2,229,423)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.12)	$(0.17)

Weighted average common shares outstanding
Basic and diluted	26,365,734	13,448,567

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional
	Number of Shares	Par	Paid-In Capital	Accumulated Deficit	Total

Balance, December 31, 2020	12,747,055	$12,747	$25,465,094	$(17,664,687)	$7,813,154
Issuance of common stock	11,259,676	11,260	17,198,664	-	17,209,924
Issuance of employee stock options	-	-	39,052	-	39,052
Net loss	-	-	-	(2,229,423)	(2,229,423)
Balance, March 31, 2021	24,006,731	$24,007	$42,702,810	$(19,894,110)	$22,832,707

	Common Stock		Additional
	Number of Shares	Par	Paid-In Capital	Accumulated Deficit	Total

Balance, December 31, 2021	26,218,167	$26,218	$46,133,777	$(28,206,934)	$17,953,061
Issuance of common stock	167,000	167	148,393	-	148,560
Issuance of employee stock options	-	-	32,587	-	32,587
Net loss	-	-	-	(3,162,125)	(3,162,125)
Balance, March 31, 2022	26,385,167	$26,385	$46,314,757	$(31,369,059)	$14,972,083

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,162,125)	$(2,229,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	446,772	422,201
Share based compensation	189,120	110,607
Loss on disposition or impairment of assets	47,429	4,043
Changes in operating assets and liabilities:
Accounts receivable, net	(515,701)	(332,471)
Other assets	67,258	(167,193)
Security deposits	5,231	(3,049)
Right of use/lease liability	(33,396)	(40,994)
Accounts payable and accrued expenses	499,819	367,594
Patient deposits	11,602	118,783
Net cash from operating activities	(2,443,991)	(1,749,902)

Cash flows from investing activities:
Purchase of property and equipment	(218,139)	(65,769)
Brand development	-	(55,045)
Acquisitions	-	(563,500)
Proceeds from sale of property and equipment	2,060	1,250
Net cash from investing activities	(216,079)	(683,064)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	17,209,924
Payments on notes payable	(178,973)	(1,788,711)
Payments on finance lease obligation	(4,686)	(4,487)
Net cash from financing activities	(183,659)	15,416,726

Net (decrease) increase in cash	(2,843,729)	12,983,760

Cash, beginning of period	7,118,980	2,623,952

Cash, end of period	$4,275,251	$15,607,712

Supplemental cash flow information:
Interest paid	$4,599	$63,359

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

IMAC Holdings, Inc. is a holding company for IMAC Regeneration Centers, The Back Space retail stores and our Investigational New Drug division. IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide movement, orthopedic and neurological therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. The Company has opened or acquired through management service agreements seventeen (17) medical clinics located in Florida, Illinois, Kentucky, Louisiana, Missouri and Tennessee as of March 31, 2022. The Back Space operates a healthcare center specializing in chiropractic and spinal care services inside Walmart retail locations. As of March 31, 2022, the Back Space has opened ten retail clinic locations in Florida, Missouri and Tennessee. The Company’s Investigational New Drug division is conducting a clinical trial for its investigational compound utilizing umbilical cord-derived allogenic mesenchymal stem cells for the treatment of bradykinesia due to Parkinson’s disease.

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

These acquisitions are included in the condensed consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation .

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of these condensed consolidated financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s combined financial condition, liquidity and future results of operations. Management is actively monitoring the impact of the global situation on its consolidated financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021 beyond the results presented in these condensed consolidated financial statements.

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

Starting in January 2020, the Company implemented wellness maintenance programs on a subscription basis. There are currently four membership plans offered with different levels of service for each plan. The Company recognizes membership revenue on a monthly basis. Enrollment in the wellness maintenance program can occur at any time during the month and can be dis-enrolled at any time.

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

Starting in June 2021, the Company introduced BackSpace and began offering outpatient chiropractic and spinal care services as well as memberships services in Walmart retail locations. The fees for such services are paid and recognized as incurred.

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

The condensed consolidated financial statements include the accounts of variable interest entities (“VIE”) in which the Company is the primary beneficiary under the provisions of the FASB Accounting Standards Codification 810, “Consolidation”. The Company has the power to direct the activities that most significantly impact a VIE’s economic performance. Additionally, the Company would absorb substantially all of the expected losses from any of these entities should such expected losses occur. As of March 31, 2022, the Company’s consolidated VIE’s include 11 PCs.

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, were approximately $2.4 million and $2.2 million respectively, and the total liabilities of the consolidated VIEs were approximately $883,000 and $661,000, respectively.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2022 and December 31, 2021.

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

Intangible Assets

The Company capitalizes the fair value of intangible assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over their estimated economic useful lives, generally the contract term. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. As of March 31, 2022, the Company decided to close a clinic in Florida with a total intangible carrying amount of approximately $30,000, which was written off as impaired. As a result, the Company recorded a noncash impairment loss for this amount during the three months ended March 31, 2022. No impairments of intangible assets were recorded for three months ended March 31, 2021.

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

The Company performs its annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2021, the Company performed a qualitative impairment test and, based on the totality of information available for the reporting units, the Company concluded that it was more-likely-than-not that the estimated fair values of the reporting units were greater than the carrying values of the reporting units and, as such, no further analysis was required. There was no goodwill impairment for the months presented.

Long-Lived Assets

Long-lived assets such as property and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairments of long-lived assets for the years presented.

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was approximately $370,000 and $266,000 for the three months ended March 31, 2022 and 2021, respectively.

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

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP and includes the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed consolidated financial statements, the Company has sustained substantial losses from operations since inception. The Company had working capital of approximately $1.4 million at March 31, 2022 and $4.1 million at December 31, 2021. The Company had a net loss of approximately $3.2 million at March 31, 2022, and used cash in operations of approximately $2.4 million for the three months ended March 31, 2022. The Company expects to continue to incur significant expenditures to develop and expand its owned and managed outpatient medical clinics.

Management recognizes that the Company must obtain additional resources to successfully integrate its acquired and managed clinics and implement its business plans. Management plans to continue to raise funds to support our operations in 2022 and beyond. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000.

Revenue and Accounts Receivable

As of March 31, 2022 and December 31, 2021, the Company had the following revenue and accounts receivable concentrations:

	March 31, 2022		December 31, 2021
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable
	(Unaudited)
Medicare payment	32%	15%	37%	16%

Note 5 – Accounts Receivable

As of March 31, 2022 and December 31, 2021, the Company’s accounts receivable consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
Gross accounts receivable	$1,806,013	$1,290,312
Less: allowance for doubtful accounts	(80,979)	(80,979)
Accounts receivable, net	$1,725,034	$1,209,333

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

IMAC Louisiana

In October 2021, the Company consummated certain transactions resulting in the acquisition of the outstanding equity interest in Louisiana Orthopaedic & Sports Rehab Institute, Inc, (the “Louisiana Acquisition”). The transaction was completed for $1,200,000 and $1,200,000 stock.

The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of identifiable tangible assets acquired related to this acquisition. Thus, the final allocation of the purchase price may differ from this preliminary allocation, based on completion of the valuation of the identifiable intangible assets. A total of $192,500 has been allocated to property and equipment with the remaining $2,207,500 allocated to goodwill. Changes in the estimated valuation will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

Note 7 – Property and Equipment

The Company’s property and equipment consisted of the following at March 31, 2022 and December 31, 2021:

	Estimated Useful Life in Years	March 31, 2022	December 31, 2021

Leasehold improvements	Shorter of asset or lease term	$2,355,951	$2,127,762
Equipment	1.5 - 7	2,951,474	2,810,028
Total property and equipment		5,307,425	4,937,790

Less: accumulated depreciation		(3,082,425)	(2,990,902)
		2,225,000	1,946,888
Construction in progress		60,092	376,275
Total property and equipment, net		$2,285,092	$2,323,163

Depreciation was $235,089 and $163,945 for the three months ended March 31, 2022 and 2021, respectively.

Note 8 – Intangibles Assets and Goodwill

The Company’s intangible assets and goodwill consisted of the following at March 31, 2022 and December 31, 2021:

		March 31, 2022
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(2,698,929)	$5,241,469
Non-compete agreements	3 years	306,000	(303,083)	2,917
Brand development	10 years	69,071	(5,142)	63,929
Definite lived assets		8,315,469	(3,007,154)	5,308,315
Research and development		243,750	-	243,750
Goodwill		4,661,796	-	4,661,796
Total intangible assets and goodwill		$13,221,015	$(3,007,154)	$10,213,861

		December 31, 2021
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(2,500,418)	$5,439,980
Non-compete agreements	3 years	306,000	(302,458)	3,542
Customer lists	3 years	134,882	(89,921)	44,961
Brand development	15 years	69,071	(3,835)	65,236
Definite lived assets		8,450,351	(2,896,632)	5,553,719
Research and development		243,750	-	243,750
Goodwill		4,661,796	-	4,661,796
Total intangible assets and goodwill		$13,355,897	$(2,896,632)	$10,459,265

Amortization was $211,683 and $258,256 for the three months ended March 31, 2022 and 2021, respectively.

The Company’s estimated future amortization of intangible assets was as follows:

Years Ending December 31,

2022 (nine months)	$600,858
2023	799,686
2024	798,645
2025	798,645
2026	798,645
Thereafter	1,511,836
$5,308,315

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

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate of leases added as of March 31, 2022 and December 31, 2021, the Company used a weighted average interest rate.

Total operating lease cost

Individual components of the total lease cost incurred by the Company were as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Operating lease expense	$410,066	$293,793

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The Company’s amount of future minimum lease payments under operating leases are as follows:

Operating Leases

Undiscounted future minimum lease payments:
2022 (nine months)	$1,274,383
2023	1,612,648
2024	1,223,487
2025	869,279
2026	576,741
Thereafter	167,306
Total	5,723,844
Amount representing imputed interest	(563,350)
Total operating lease liability	5,160,494
Current portion of operating lease liability	(1,472,245)
Operating lease liability, non-current	$3,688,249

Note 10 – Notes Payable

Set forth below is a summary of the Company’s outstanding debt as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matures on May 15, 2023, and is secured by the personal guarantees of certain Company executives.	$35,970	$43,413

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	65,038	68,378

$112,800 payable to a landlord of Advantage Therapy, LLC pursuant to a lease dated March 1, 2019. The debt is payable in 60 monthly installments of $2,129, including principal and interest at 5%. The debt matures on June 1, 2024.	54,252	59,913

Note payable to a financial institution in the amount of $140,000, dated September 25, 2019. The note requires 36 consecutive monthly installments of $4,225 including principal and interest at 5.39%. The note matures on September 19, 2022 and is secured by a personal guarantee of the Vice President of Business Development of the Company.	24,951	37,179

Note payable in the amount of $2,690,000, dated October 29, 2020. The note was repaid January 2022. The interest on the note accrued at a rate of 7% per annum.	-	150,301

	180,211	359,184
Less: current portion:	(92,799)	(254,487)
	$87,412	$104,697

Principal maturities of the Company’s notes payable are as follows:

Years Ending December 31,	Amount

2022 (nine months)	$75,515
2023	51,657
2024	27,631
2025	15,813
2026	9,595
Thereafter	-
Total	$180,211

Note 11 – Stockholders’ Equity

On October 5, 2020, the Company launched an at-the-market offering of up to $5,000,000 worth of shares of the Company’s common stock pursuant to an At-The-Market Issuance Sales Agreement, dated October 5, 2020, by and between the Company and Ascendiant Capital Markets, LLC. Since the launch and as of March 31, 2022, pursuant to the Agreement, the Company had sold 1,541,758 shares of common stock through Ascendiant Capital Markets for aggregate proceeds to the Company of $2.9 million. The Company sold 634,676 shares during the three months ending March 31, 2021 and no shares were sold for the three months ending March 31, 2022.

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

Stock Options

As of March 31, 2022, the Company had issued stock options to purchase 353,843 shares of its common stock as non-qualified stock options to various employees of the Company. Most options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months and are exercisable for a period of ten years. One award granted in 2021 vests over a period of one year and is exercisable for a period of ten years. Stock based compensation for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The per-share fair values of these options is calculated based on the Black-Scholes-Merton pricing model.

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

On October 27, 2021, the Company granted 10,000 RSUs to a consultant that vested immediately.

On February 21, 2022, the Company granted 100,000 RSUs to an executive that vested immediately.

Note 12 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 50% of up to 6 % of total compensation for those employees making salary deferrals. The Company made contributions of $34,808 and $34,074 during the three months ended March 31, 2022 and 2021, respectively.

Note 13 – Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management assessed all available evidence to estimate if sufficient future taxable income will be generated in the appropriate period and of the appropriate character to realize deferred tax assets. For the three months ended March 31, 2022 and March 31, 2021, no income tax expense or benefit was recorded related to income taxes due to the Company’s overall operating results and the full valuation allowance.

The Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits as December 31, 2021. As of March 31, 2022, the Company had no unrecognized tax benefits recorded. The Company is subject to taxation by federal, state, and local taxing authorities. The Company’s federal, state, and local income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and the Company’s federal, state, and local income tax returns for 2018 through 2020 remain open to examination.

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

On June 3, 2021, the Company received a request for payment from CMS in the amount of $2,918,472. The Company initiated the appropriate appeals and then the Company received a notification dated September 30, 2021, from CMS that they “found the request to be favorable by reversing the extrapolation to actual”. The Company received a separate notification stating “the extrapolated overpayment was reduced to the actual overpayment amount for the sampled denied claims $5,327.73,” which was paid in 2021.

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

As of March 31, 2022, the Company has not recorded a provision for this claim, as management does not believe that an estimate of a possible loss or range of loss can reasonably be made at this time.

Note 15 - Subsequent Events

None.

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

Overview

We are a provider of movement and orthopedic therapies and minimally invasive procedures performed through our regenerative and rehabilitative medical treatments to improve the physical health of our patients at our chain of IMAC Regeneration Centers and BackSpace clinics which we own or manage. Our outpatient medical clinics provide conservative, minimally invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our licensed healthcare professionals evaluate each patient and provide a custom treatment plan that integrates traditional medical procedures and innovative regenerative medicine procedures in combination with physical medicine. We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. The original IMAC Regeneration Center opened in Kentucky in August 2000 and remains the flagship location of our current business, which was formally organized in March 2015. To date, we have fifteen outpatient medical clinics in Florida, Illinois, Kentucky, Louisiana, Missouri and Tennessee, and plan to further expand the reach of our facilities to other strategic locations throughout the United States. We have ten BackSpace locations opened in Florida, Missouri and Tennessee. Our outpatient medical clinics emphasize our focus around treating sports and orthopedic injuries as an alternative to traditional surgeries for repair or joint replacement.

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

Significant financial metrics

Significant financial metrics of the Company for the first quarter of 2022 are set forth in the bullets below.

●	Net patient revenue increased to $3.9 million for the first quarter of 2022 from $3.0 million for the first quarter of 2021.
●	Working capital is $1.4 million as of March 31, 2022 compared to working capital of $4.1 million as of December 31, 2021.
●	Adjusted EBITDA[1] of ($2.5 million) in the first quarter of 2022 compared to ($1.5 million) in the first quarter of 2021.
●	Opened 6 BackSpace locations during the first quarter of 2022.
●	The Company had one-time expenses of $228,000, consisting of: $131,000 in executive sign-on bonus and other compensation, $67,000 in post earn-out expense, and $30,000 in one-time consulting fees.
(1)	Adjusted EBITDA is a non-GAAP financial measure most closely comparable to the GAAP measure of net loss. See “Reconciliation of Non-GAAP Financial Matters” below for a full reconciliation of the GAAP and non-GAAP measures.

Impacts of Recent Economic Events and COVID-19

The Company has been impacted by recent events such as inflation, the ongoing COVID-19 pandemic and supply chain delays. Our response plan has multiple facets and continues to evolve as events unfold. As a precautionary measure, we have taken steps to enhance our operational and financial flexibility to react to the risks the COVID-19 outbreak presents to our business.

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

We cannot predict with certainty when public health and economic conditions will return to normal. A decline in patient visits in response to the COVID-19 outbreak, and the consequent loss of revenue and cash flow during this period may make it difficult for us to obtain capital necessary to fund our operations. Due to the impacts of economic events and COVID-19 we have seen an increase in recruiting and labor costs as well as delays in supply chain.

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

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Ended March 31, 2021

We own our medical clinics directly or have entered into long-term management services agreements to operate and control these medical clinics by contract. Our preference is to own the clinics; however, some state laws restrict the corporate practice of medicine and require a licensed medical practitioner to own the clinic. Accordingly, our managed clinics are owned exclusively by a medical professional within a professional service corporation (formed as a corporation or a limited liability company) under common control with us or eligible members of our company in order to comply with state laws regulating the ownership of medical practices. We are compensated under management services agreements through service fees based on the cost of the services provided, plus a specified markup percentage, and a discretionary annual bonus determined in the sole discretion of each professional service corporation.

Revenues

Our revenue mix is diversified between medical treatments and physiological treatments. Our medical treatments are further segmented into traditional medical and regenerative medicine practices. We are an in-network provider for traditional physical medical treatments, such as physical therapy, chiropractic services and medical evaluations, with most private health insurance carriers. Regenerative medical treatments are typically not covered by insurance, but paid by the patient. For more information on our revenue recognition policies, see “Notes to the Consolidated Financial Statements” that were included in the Form 10-K.

Revenues for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$3,661	$2,880
Memberships	234	145
Total revenues	$3,895	$3,025

See the table below for more information regarding our revenue breakdown by service type.

	Three Months Ended March 31,
	2022	2021

Revenues:
Medical treatments	68%	63%
Physical therapy	24%	30%
Chiropractic care	2%	2%
Memberships	6%	5%
	100%	100%

Consolidated Results

Total revenues increased approximately $870,000 due to acquisitions, same-store growth, and opening of retail clinics. Visits to our clinics are an indication of business activity. Total visits increased 6% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Visits increased from 38,381 in the first quarter of 2021 to 40,866 in the first quarter of 2022.

IMAC Clinics

Of the total revenue increase, approximately $763,000 is attributed to the increase of revenues for IMAC Clinics. Same-store revenues increased $23,000 overall for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was driven by the closure of four IMAC clinics resulting in a decrease of $138,000 however the remaining same stores increased $160,000. New clinics attributed to approximately $740,000 of the overall increase.

A wellness membership program was implemented at IMAC Clinics in January 2020 and this wellness program has different plan levels that include services for chiropractic care and medical treatments on a monthly subscription basis. Therefore, memberships could have multiple visits in one month, however only one payment is received for these visits. IMAC Clinics had 934 and 1,048 active members for the three months ended in March 31, 2022 and 2021, respectively. The membership decrease is attributable to adverse weather and a 10% price increase to the most popular membership plan.

BackSpace Clinics

The Company began opening retail clinics in Walmart in June 2021 and as of March 31, 2022 IMAC had ten clinics opened in Florida, Missouri and Tennessee. The retail clinics provides outpatient chiropractic and spinal care services. BackSpace offers a single visit and membership plan for chiropractic care on a monthly subscription basis. As of March 31, 2022, 75% of the BackSpace revenue was related to memberships.

Operating Expenses

Operating expenses consist of patient expenses, salaries and benefits, share based compensation, advertising and marketing, general and administrative expenses and depreciation expenses.

Patient expenses consist of medical supplies for services rendered.

Patient Expenses	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$460,000	$341,000	$119,000	35%

Cost of revenues (patient expense) increased for the three months ended March 31, 2022 as compared to March 31, 2021, due to an increase in business. Patient expense as a percent of revenue has remained consistent from 11.8% for the first quarter of 2022 compared to 11.3% for the first quarter of 2021.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and Benefits	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$3,710,000	$2,754,000	$956,000	35%

Salaries and benefits expenses for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, increased due to the hiring of new providers for the 10 BackSpace clinics and 4 new IMAC clinics opened since March 31, 2021.

Share-based compensation consists of the value of equity incentive grants issued to employees, directors and board members which have vested during the period.

Share-based Compensation	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$189,000	$111,000	$78,000	70%

Share-based compensation increased 70% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 due to $106,000 in Restricted Stock Units (RSUs) awarded in February 2022.

Advertising and marketing consist of marketing, business promotion and brand recognition.

Advertising and Marketing	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$370,000	$266,000	$104,000	39%

Advertising and marketing expenses increased $104,000 for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This increase is attributable to the increase of online and television marketing programs for the existing and new clinics as well as the launch of new BackSpace clinics.

General and administrative expense (“G&A”) consist of all other costs than advertising and marketing, salaries and benefits, patient expenses and depreciation.

General and Administrative	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$1,815,000	$1,219,000	$596,000	49%

G&A increased in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. There was a $117,000 increase in rent expense from the first quarter of 2021 compared to the first quarter of 2022 due to the 4 new IMAC clinic locations as well as the 10 Backspace locations. The Company had an increase of $46,000 in travel expenses in the first quarter of 2022 compared to the first quarter of 2021 due to the increase in travel since COVID-19 as well as preparing the new Backspace locations for opening. There was a $141,000 increase in contractors and consultants related to collaborative agreements, Backspace operations and Louisiana valuation. Software and other subscriptions increased $93,000 in the first quarter of 2022 compared to the first quarter of 2021, which is attributable to the new IMAC locations and Backspace. See FDA impact below.

FDA Clinical Trial

In August 2020, the United States Food and Drug Administration (the “FDA”) approved the Company’s investigational new drug application. The Company has begun the third cohort of Phase 1 of the clinical trial, which will be completed during the summer of 2022. The Company incurred $104,000 in G&A expenses related to consultants, supplies, software and travel for the clinic trial during the three months ended March 31, 2022 compared to $81,000 in the three months ended March 31, 2021. Salaries related to the trial were $22,000 for the three months ended March 31, 2022 compared to $30,000 for the three months ended March 31, 2021.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Depreciation and Amortization	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$447,000	$422,000	$25,000	6%

Depreciation and amortization increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase is attributable to the assets added from 2021 acquisitions as well as the 10 new Backspace locations.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Loss on disposal and impairment	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$47,000	$4,000	$43,000	1,075%

Loss on disposal and impairment increased $43,000 for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. IMAC made a decision in March 2022 to close the Bonita Springs office and therefore the value of the customer list was impaired, which attributed to $33,000 of this increase. The remaining balance is related to the disposal of fixed assets.

Analysis of Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payers.

During the three months ended March 31, 2022, net cash used in operations increased to $2.4 million compared to $1.7 million for the three months ended March 31, 2021. This difference was primarily attributable to the increase in accounts receivable, which was related to the change in the payor mix. There increase was also attributed to an increase in share-based compensation and prepaid balance during the three months ended March 31, 2022.

Net cash used in investing activities during the three months ended March 31, 2022 and 2021 was approximately $216,000 and $683,000, respectively. This was primarily driven by the acquisitions made during the quarter ended March 31, 2021 totaling approximately $564,000.

Net cash used in financing activities during the three months ended March 31, 2021 was approximately $184,000, which mostly consisted of debt payments of approximately $179,000.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below.

	Three Months Ended
	March 31, 2022	March 31, 2021
GAAP loss attributable to IMAC Holdings, Inc.	$(3,162,000)	$(2,229,000)
Interest expense	4,000	176,000
Other expense	13,000	-
Share-based compensation expense	189,000	111,000
Depreciation and amortization	447,000	422,000
Loss on disposition and impairment of assets	47,000	4,000
Adjusted EBITDA	$(2,462,000)	$(1,516,000)

Liquidity and Capital Resources

As of March 31, 2022, we had $4 million in cash and working capital of $1.4 million. As of December 31, 2021, we had cash of $7.1 million and working capital of $4.1 million. The decrease in working capital was primarily due to the use of cash for operating expenses during the three months ended March 31, 2022.

We believe our cash at March 31, 2022 along with ongoing operations will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months.

As of March 31, 2022, we had approximately $5.2 million in current liabilities. Operating leases represent $1.5 million of our current liabilities. Of our remaining current liabilities as of March 31, 2022, approximately $1.2 million in current liabilities outstanding to our vendors, which we have historically paid down in the normal course of our business and accrued expenses represent approximately $806,000 of the balance. Lastly, accrued wages, taxes, 401k contributions and paid time off represent approximately $1.1 million of the remaining current liabilities.

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

Contractual Obligations

The following table summarizes our contractual obligations by period as of March 31, 2022:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term obligations	$80,921	$80,921	$-	$-	$-
Long-term obligations, including interest	111,498	-	101,748	9,750	-
Finance lease obligations, including interest	49,980	18,171	31,809	-	-
Operating lease obligations	5,723,844	1,274,383	3,705,414	662,356	81,691
	$5,966,243	$1,373,475	$3,838,971	$672,106	$81,691

Off-Balance Sheet Arrangements

As of March 31, 2022, the Company did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2022. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2022.

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

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows, and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2021 Annual Report on Form 10-K filed with the SEC on April 14, 2022. There have been no material changes to such risk factors, except as set forth below. The risk factors set forth below supplement, and should be read together with, that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

We are subject to the possible repayment of a claimed CMS overpayment, but we cannot predict the outcome.

On April 15, 2021, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $2,921,868. This amount represents a statistical extrapolation of $11,530 of charges from a sample of 40 claims for the periods February 2017 to November 2020.

On June 3, 2021, the Company received a request for payment from CMS in the amount of $2,918,472. The Company initiated the appropriate appeals and then the Company received a notification dated September 30, 2021, from CMS that they “found the request to be favorable by reversing the extrapolation to actual”. The Company received a separate notification stating “the extrapolated overpayment was reduced to the actual overpayment amount for the sampled denied claims $5,327.73,” which was paid in 2021.

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

The Company is unable to predict the timing and ultimate outcome of this matter. Any potential loss may be classified as errors and omissions for which insurance coverage was in place during a majority of the years being evaluated. As of March 31, 2022, the Company has recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

We recorded a net loss for the three months ended March 31, 2022 and March 31, 2021 and there can be no assurance that our future operations will result in net income.

For the three months ended March 31, 2022 and the three months ended March 31, 2021, we had net revenue of approximately $3,895,000 and $3,064,000, respectively, and we had net loss of approximately $3,162,000 and $2,229,000, respectively. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The fee we charge for our management services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our services at acceptable prices relative to our costs, or if we fail to develop and introduce new services on a timely basis and services from which we can derive additional revenues, our financial results will suffer.

Any of these factors could cause or contribute to the risks and uncertainties identified in our Annual Report on Form 10-K for the year ended December 31, 2021 and could materially adversely affect our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2018 and incorporated herein by reference).

3.3	Certificate of Correction of the Certificate of Incorporation of IMAC Holdings, Inc. filed with the Delaware Secretary of State on August 8, 2019 (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2019 and incorporated herein by reference).

3.4	Bylaws of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.2	Form of Common Stock Warrant certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.3	Form of Warrant Agency Agreement between IMAC Holdings, Inc. and Equity Stock Transfer, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.4	Form of Underwriters’ Unit Purchase Option (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 8, 2019 and incorporated herein by reference).

10.1	Employment Agreement, dated as of February 4, 2022 and commencing February 21, 2022, between IMAC Holdings, Inc. and Dr. Ben Lerner. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2022 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of IMAC Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAC HOLDINGS, INC.

Date: May 12, 2022	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Sheri Gardzina
Sheri Gardzina
Chief Financial Officer (Principal Financial and Accounting Officer)

