Form 10-Q
period 2022-06-30
IMAC Holdings, Inc.
filed 2022-08-15
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1605 Westgate Circle, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BACK	NASDAQ Capital Market
Warrants to Purchase Common Stock	IMACW	NASDAQ Capital Market

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

As of August 15, 2022, the registrant had 27,289,911 shares of common stock (par value $0.001 per share) outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash	$1,614,190	$7,118,980
Accounts receivable, net	3,055,017	1,209,333
Deferred compensation, current portion	173,963	191,657
Other assets	528,769	547,536
Total current assets	5,371,939	9,067,506

Property and equipment, net	2,050,074	2,323,163

Other assets:
Goodwill	4,661,796	4,661,796
Intangible assets, net	5,351,779	5,797,469
Deferred compensation, net of current portion	-	73,816
Security deposits	351,819	357,050
Right of use assets	4,280,675	4,948,393
Total other assets	14,646,069	15,838,524

Total assets	$22,068,082	$27,229,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,100,709	$2,523,332
Patient deposits	506,495	320,917
Notes payable, current portion	78,618	254,487
Finance lease obligation, current portion	19,469	19,050
Liability to issue common stock, current portion	387,230	337,935
Operating lease liability, current portion	1,470,241	1,478,140
Total current liabilities	4,562,762	4,933,861

Long-term liabilities:
Notes payable, net of current portion	72,562	104,697
Finance lease obligation, net of current portion	19,432	29,273
Liability to issue common stock, net of current portion	-	189,375
Operating lease liability, net of current portion	3,318,566	4,018,926

Total liabilities	7,973,322	9,276,132

Commitments and Contingencies – Note 14

Stockholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 authorized, none issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	-	-
Common stock - $0.001 par value, 30,000,000 authorized; 27,543,409 and 26,876,409 shares issued at June 30, 2022 and December 31, 2021, respectively; and 27,289,911 and 26,218,167 outstanding at June 30, 2022 and December 31, 2021, respectively.	27,290	26,218
Additional paid-in capital	47,280,628	46,133,777
Accumulated deficit	(33,213,158)	(28,206,934)
Total stockholders’ equity	14,094,760	17,953,061

Total liabilities and stockholders’ equity	$22,068,082	$27,229,193

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Patient revenues, net	$5,033,088	$3,462,814	$8,928,075	$6,487,622
Other income	-	2,701	-	6,078
Management fees	-	-	-	36,068
Total revenue	5,033,088	3,465,515	8,928,075	6,529,768

Operating expenses:
Patient expenses	397,235	339,951	857,708	681,363
Salaries and benefits	3,782,518	2,996,674	7,492,796	5,750,922
Share-based compensation	80,571	123,169	269,691	233,776
Advertising and marketing	242,562	315,529	613,050	581,077
General and administrative	1,857,915	1,661,193	3,673,162	2,880,531
Depreciation and amortization	438,612	441,804	885,384	864,005
(Gain) loss on disposal or impairment of assets	34,832	(49)	82,261	3,994
Total operating expenses	6,834,245	5,878,271	13,874,052	10,995,668

Operating loss	(1,801,157)	(2,412,756)	(4,945,977)	(4,465,900)

Other income (expense):
Interest income	1,321	-	1,321	-
Other expense	(39,530)	243	(52,704)	243
Interest expense	(4,733)	(126,228)	(8,864)	(302,507)
Total other expenses	(42,942)	(125,985)	(60,247)	(302,264)

Net loss before income taxes	(1,844,099)	(2,538,741)	(5,006,224)	(4,768,164)

Income taxes	-	-	-	-

Net loss	(1,844,099)	(2,538,741)	(5,006,224)	(4,768,164)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.07)	$(0.10)	$(0.19)	$(0.24)

Weighted average common shares outstanding
Basic and diluted	26,800,926	25,143,201	26,584,532	19,476,793

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional
	Number of Shares	Par	Paid-In- Capital	Accumulated Deficit	Total

Balance, December 31, 2020	12,747,055	$12,747	$25,465,094	$(17,664,687)	$7,813,154
Issuance of common stock	11,259,676	11,260	17,198,664	-	17,209,924
Issuance of employee stock options	-	-	39,052	-	39,052
Net loss	-	-	-	(2,229,423)	(2,229,423)
Balance, March 31, 2021	24,006,731	24,007	42,702,810	(19,894,110)	22,832,707
Issuance of common stock	1,315,625	1,316	2,043,459	-	2,044,775
Issuance of employee stock options	-	-	39,542	-	39,542
Net loss	-	-	-	(2,538,741)	(2,538,741)
Balance, June 30, 2021	25,322,356	$25,323	$44,785,811	$(22,432,851)	$22,378,283

	Common Stock		Additional
	Number of Shares	Par	Paid-In- Capital	Accumulated Deficit	Total

Balance, December 31, 2021	26,218,167	$26,218	$46,133,777	$(28,206,934)	$17,953,061
Issuance of common stock	167,000	167	148,393	-	148,560
Issuance of employee stock options	-	-	32,587	-	32,587
Net loss	-	-	-	(3,162,125)	(3,162,125)
Balance, March 31, 2022	26,385,167	26,385	46,314,757	(31,369,059)	14,972,083
Issuance of common stock	904,744	905	934,757	-	935,662
Issuance of employee stock options	-	-	31,114	-	31,114
Net loss	-	-	-	(1,844,099)	(1,844,099)
Balance, June 30, 2022	27,289,911	$27,290	$47,280,628	$(33,213,158)	$14,094,760

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,006,224)	$(4,768,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	885,384	864,005
Share based compensation	269,691	233,776
Loss on disposition of assets	82,261	3,994
Changes in operating assets:
Accounts receivable, net	(1,845,684)	173,340
Other assets	18,767	(630,626)
Security deposits	5,231	(7,349)
Right of use/lease liability	(40,541)	-
Accounts payable and accrued expenses	(417,271)	(317,776)
Patient deposits	185,578	118,172
Net cash from operating activities	(5,862,808)	(4,330,628)

Cash flows from investing activities:
Purchase of property and equipment	(256,279)	(240,938)
Brand development	-	(66,495)
Acquisitions	-	(731,909)
Proceeds from sale of property and equipment	2,060	2,650
Net cash from investing activities	(254,219)	(1,036,692)

Cash flows from financing activities:
Proceeds from issuance of common stock	829,663	19,005,323
Payments on notes payable	(208,004)	(2,624,102)
Payments on finance lease obligation	(9,422)	(16,243)
Net cash from financing activities	612,237	16,364,978

Net increase in cash	(5,504,790)	10,997,658

Cash, beginning of period	7,118,980	2,623,952

Cash, end of period	$1,614,190	$13,621,610

Supplemental cash flow information:
Interest paid	$8,864	$183,849

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

IMAC Holdings, Inc. is a holding company for IMAC Regeneration Centers, The Back Space retail stores and our Investigational New Drug division. IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide movement, orthopedic and neurological therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. The Company has opened or acquired through management service agreements twelve (12) medical clinics located in Florida, Illinois, Kentucky, Louisiana and Missouri as of June 30, 2022. The Back Space operates a healthcare center specializing in chiropractic and spinal care services inside Walmart retail locations. As of June 30, 2022, the Back Space has opened ten retail clinic locations in Florida, Missouri and Tennessee. The Company’s Investigational New Drug division is conducting a clinical trial for its investigational compound utilizing umbilical cord-derived allogenic mesenchymal stem cells for the treatment of bradykinesia due to Parkinson’s disease.

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

The accompanying condensed consolidated financial statements include the accounts of IMAC Holdings, Inc. and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”), IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) IMAC Management of Illinois, LLC (“IMAC Illinois”), Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”), IMAC Management of Florida, LLC (“IMAC Florida”), Louisiana Orthopaedic & Sports Rehab (“IMAC Louisiana”) and The Back Space, LLC (“BackSpace”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); the following entities which are consolidated with IMAC Management of Illinois, LLC due to control by contract: Progressive Health and Rehabilitation, Ltd., Illinois Spine and Disc Institute, Ltd. and Ricardo Knight, P.C.; the following entities which are consolidated with IMAC Management Services, LLC due to control by contract: Integrated Medicine and Chiropractic Regeneration Center PSC (“Kentucky PC”) and IMAC Medical of Kentucky, PSC; the following entities which are consolidated with IMAC Florida due to control by contract: Willmitch Chiropractic, P.A. and IMAC Medical of Florida, P.A.; the following entity which is consolidated with Louisiana Orthopaedic & Sports Rehab due to control by contract: IMAC Medical of Louisiana, a Medical Corporation; and the following entities which are consolidated with BackSpace due to control by contract: ChiroMart LLC, ChiroMart Florida LLC, and ChiroMart Missouri LLC.

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

COVID-19 Pandemic

The full impact of the COVID-19 outbreak continues to evolve as of the date of these condensed consolidated financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s combined financial condition, liquidity and future results of operations. Management is actively monitoring the impact of the global situation on its consolidated financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity beyond the results presented in these condensed consolidated financial statements.

Due to the impacts of COVID-19 we have experienced an increase in recruiting and labor costs as well as staffing disruptions and fulfilment delays in supplies and equipment.

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

The condensed consolidated financial statements include the accounts of variable interest entities (“VIE”) in which the Company is the primary beneficiary under the provisions of the FASB Accounting Standards Codification 810, “Consolidation”. The Company has the power to direct the activities that most significantly impact a VIE’s economic performance. Additionally, the Company would absorb substantially all of the expected losses from any of these entities should such expected losses occur. As of June 30, 2022, the Company’s consolidated VIE’s include 12 PCs.

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, were approximately $2.1 million and $2.2 million respectively, and the total liabilities of the consolidated VIEs were approximately $897,000 and $661,000, respectively.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2022 and December 31, 2021.

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

Allowance for Doubtful Accounts, Contractual and Other Discounts

Management estimates the allowance for contractual and other discounts based on its historical collection experience and contracted relationship with the payers. The services authorized and provided and related reimbursement are often subject to interpretation and negotiation that could result in payments that differ from the Company’s estimates. The Company’s allowance for doubtful accounts is based on historical experience, but management also takes into consideration the age of accounts, creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. An account may be written-off only after the Company has pursued collection efforts or otherwise determines an account to be uncollectible. Uncollectible balances are written-off against the allowance. Recoveries of previously written-off balances are applied against operating expenses when the recoveries are made.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Additions and improvements to property and equipment are capitalized at cost. Depreciation of owned assets are computed using the straight-line method over the estimated useful lives and amortization of leasehold improvements are computed using the straight-line method over the shorter of the estimated useful lives of the related assets or the lease term. The cost of assets sold or retired, and the related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in operating expenses for the year. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

The Company capitalizes the fair value of intangible assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over their estimated economic useful lives, generally the contract term. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. In March 2022 the Company decided to close a clinic in Florida with a total intangible carrying amount of approximately $30,000, which was written off as impaired. As a result, the Company recorded a noncash impairment loss for this amount during the three months ended March 31, 2022. No impairments of intangible assets were recorded for the three months ended June 30, 2022 or the six months ended June 30, 2021.

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

The Company performs its annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2021, the Company performed a qualitative impairment test and, based on the totality of information available for the reporting unit, the Company concluded that it was more-likely-than-not that the estimated fair value of the reporting unit was greater than the carrying value of the reporting unit and, as such, no further analysis was required. There was no goodwill impairment for the months presented.

Long-Lived Assets

Long-lived assets such as property and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairments of long-lived assets for the years presented.

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was approximately $243,000 and $316,000 for the three months ended June 30, 2022 and 2021, respectively and was approximately $613,000 and $581,000 for the six months ended June 30, 2022 and 2021, respectively.

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

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP and includes the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed consolidated financial statements, the Company has sustained substantial losses from operations since inception which raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company had working capital of approximately $809,000 at June 30, 2022 and $4.1 million at December 31, 2021. The Company had a net loss of approximately $5.0 million for the six months ended June 30, 2022, and used cash in operations of approximately $5.9 million for the six months ended June 30, 2022. The Company expects to continue to incur significant expenditures to develop and expand its owned and managed outpatient medical clinics.

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

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000.

Revenue and Accounts Receivable

As of June 30, 2022 and December 31, 2021, the Company had the following revenue and accounts receivable concentrations:

	June 30, 2022		December 31, 2021
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable
	(Unaudited)
Medicare	27%	23%	37%	16%

Note 5 – Accounts Receivable

As of June 30, 2022 and December 31, 2021, the Company’s accounts receivable consisted of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
Gross accounts receivable	$3,135,996	$1,290,312
Less: allowance for doubtful accounts	(80,979)	(80,979)
Accounts receivable, net	$3,055,017	$1,209,333

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

Note 7 – Property and Equipment

The Company’s property and equipment consisted of the following at June 30, 2022 and December 31, 2021:

	Estimated Useful Life in Years	June 30, 2022	December 31, 2021

Leasehold improvements	Shorter of asset or lease term	$2,302,421	$2,127,762
Equipment	1.5 - 7	2,968,621	2,810,028
Total property and equipment		5,271,042	4,937,790

Less: accumulated depreciation		(3,238,905)	(2,990,902)
		2,032,137	1,946,888
Construction in progress		17,937	376,275
Total property and equipment, net		$2,050,074	$2,323,163

Depreciation expense was approximately $238,000 and $171,000 for the three months ended June 30, 2022 and 2021, respectively and approximately $473,000 and $335,000 for the six months ended June 30, 2022 and 2021, respectively.

Note 8 – Intangibles Assets and Goodwill

The Company’s intangible assets and goodwill consisted of the following at June 30, 2022 and December 31, 2021:

		June 30, 2022
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(2,897,438)	$5,042,960
Non-compete agreements	3 years	306,000	(303,708)	2,292
Brand development	10 years	69,071	(6,291)	62,777
Total definite lived assets		8,315,469	(3,207,440)	5,108,029
Research and development		243,750	-	243,750
Goodwill		4,661,796	-	4,661,796
Total intangible assets and goodwill		$13,221,015	$(3,207,440)	$10,013,575

		December 31, 2021
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(2,500,418)	$5,439,980
Non-compete agreements	3 years	306,000	(302,458)	3,542
Customer lists	3 years	134,882	(89,921)	44,961
Brand development	15 years	69,071	(3,835)	65,236
Total definite lived assets		8,450,351	(2,896,632)	5,553,719
Research and development		243,750	-	243,750
Goodwill		4,661,796	-	4,661,796
Total intangible assets and goodwill		$13,355,897	$(2,896,632)	$10,459,265

Amortization was approximately $200,000 and $270,000 for the three months ended June 30, 2022 and 2021, respectively and approximately $412,000 and $529,000 for the six months ended June 30, 2022 and 2021, respectively. The Company’s estimated future amortization of intangible assets was as follows:

Years Ending December 31,

2022 (six months)	$400,572
2023	799,686
2024	798,645
2025	798,645
2026	798,645
Thereafter	1,511,836
$5,108,029

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

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate of leases added as of June 30, 2022 and December 31, 2021, the Company used a weighted average interest rate.

Total operating lease cost

Individual components of the total lease cost incurred by the Company were as follows:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Operating lease expense	$830,373	$595,936

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The Company’s amount of future minimum lease payments under operating leases are as follows:

Operating Leases

Undiscounted future minimum lease payments:
2022 (six months)	$842,325
2023	1,612,648
2024	1,223,487
2025	869,279
2026	576,741
Thereafter	167,306
Total	5,291,786
Amount representing imputed interest	(502,979)
Total operating lease liability	4,788,807
Current portion of operating lease liability	(1,470,241)
Operating lease liability, non-current	$3,318,566

Note 10 – Notes Payable

Set forth below is a summary of the Company’s outstanding debt as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matures on May 15, 2023, and is secured by the personal guarantees of certain Company executives.	$28,443	$43,413

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	61,655	68,378

$112,800 payable to a landlord of Advantage Therapy, LLC pursuant to a lease dated March 1, 2019. The debt is payable in 60 monthly installments of $2,129, including principal and interest at 5%. The debt matures on June 1, 2024.	48,521	59,913

Note payable to a financial institution in the amount of $140,000, dated September 25, 2019. The note requires 36 consecutive monthly installments of $4,225 including principal and interest at 5.39%. The note matures on September 19, 2022 and is secured by a personal guarantee of the Vice President of Business Development of the Company.	12,561	37,179

Note payable in the amount of $2,690,000, dated October 29, 2020. The note was repaid January 2022. The interest on the note accrued at a rate of 7% per annum.	-	150,301

	151,180	359,184
Less: current portion:	(78,618)	(254,487)
	$72,562	$104,697

Principal maturities of the Company’s notes payable are as follows:

Years Ending December 31,	Amount

2022 (six months)	$46,484
2023	51,657
2024	27,631
2025	15,813
2026	9,595
Thereafter	-
Total	$151,180

Note 11 – Stockholders’ Equity

On October 5, 2020, the Company launched an at-the-market offering of up to $5,000,000 worth of shares of the Company’s common stock pursuant to an At-The-Market Issuance Sales Agreement, dated October 5, 2020, by and between the Company and Ascendiant Capital Markets, LLC. Since the launch and as of June 30, 2022, pursuant to the Agreement, the Company had sold 2,346,502 shares of common stock through Ascendiant Capital Markets for aggregate proceeds to the Company of $3.7 million. The Company sold 804,744 shares during the six months ended June 30, 2022 for an aggregate amount of approximately $830,000 and 634,676 shares during the six months ended June 30, 2021.

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

On April 7, 2021 the Company closed on the sale of an additional 1,193,750 shares of common stock at the public offering price of $1.60 per share, pursuant to the 15% over-allotment option exercised in full by the underwriters in connection with its public offering that closed March 2021. The Company received gross proceeds of $1.91 million and incurred approximately $115,000 in additional expenses.

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

Stock Options

As of June 30, 2022, the Company had issued and outstanding stock options to purchase 343,707 shares of its common stock as non-qualified stock options to various employees of the Company. Most options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months and are exercisable for a period of ten years. One award granted in 2021 vests over a period of one year and is exercisable for a period of ten years. Stock based compensation for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The per-share fair values of these options is calculated based on the Black-Scholes-Merton pricing model.

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

On October 20, 2020, the Company granted an aggregate of 300,000 RSUs to Board members with these RSUs vesting in eight equal quarterly installments commencing on February 1, 2021, provided the Board members remain directors of the Company. Effective October 2021, the vesting schedule was amended to a one-year vesting period. As of March 31, 2022, all these granted RSUs were vested and issued to the Board members.

On January 30, 2021, the Company granted an aggregate of 17,000 RSUs to non-executive staff and contractors with these RSUs vesting after one year. As of March 31, 2022, all these granted RSUs were vested and issued.

On October 27, 2021, the Company granted 10,000 RSUs to a consultant that vested immediately.

On February 21, 2022, the Company granted 100,000 RSUs to an executive that vested immediately.

Note 12 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 100% up to 3% and 50% of the next 2% of total compensation for those employees making salary deferrals. The Company made contributions of approximately $36,000 and $35,000 during the three months ended June 30, 2022 and 2021, respectively, and approximately $71,000 and $69,000 during the six months ended June 30, 2022 and 2021, respectively.

Note 13 – Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management assessed all available evidence to estimate if sufficient future taxable income will be generated in the appropriate period and of the appropriate character to realize deferred tax assets. For the three and six months ended June 30, 2022 and June 30, 2021, no income tax expense or benefit was recorded related to income taxes due to the Company’s overall operating results and the full valuation allowance.

The Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits as December 31, 2021. As of June 30, 2022, the Company had no unrecognized tax benefits recorded. The Company is subject to taxation by federal, state, and local taxing authorities. The Company’s federal, state, and local income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and the Company’s federal, state, and local income tax returns for 2018 through 2020 remain open to examination.

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

This amount represented a statistical extrapolation of $11,530 of charges from a sample of 40 claims for the periods February 2017 to November 2020. The Company began its own internal audit process and disagrees with the interpretation of the medical records and the extrapolation techniques used to derive the balance. The Company continued the appeals process to the second level appeal related to the error rate and are anticipating a third appeal on the remaining $5,327.73 amount. As of June 30, 2022 this had been settled for approximately $5,000.

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

On May 17, 2022, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $492,086.22 related to Advantage Therapy. This amount represents a statistical extrapolation of charges from a sample. On May 27, 2022 the Company received a request for payment from CMS in the amount of $481,666.00. The Company has begun its own internal audit process and has initiated the appropriate appeals.

Prior to this May 2022 notification, CMS had implemented a pre-payment audit for Advantage Therapy. As of June 30, 2022, this audit had resulted in a balance of approximately $350,000 of Medicare accounts receivable.

At this stage of the appeals process, based on the information currently available to the Company, the Company is unable to predict the timing and ultimate outcomes of these matters and therefore is unable to estimate the range of possible loss. Any potential loss may be classified as errors and omissions for which insurance coverage was in place during a majority of the years being evaluated.

As of June 30, 2022, the Company has not recorded a provision for either of these claims, as management does not believe that an estimate of a possible loss or range of loss can reasonably be made at this time.

Note 15 - Subsequent Events

On July 6, 2022, the Company’s shareholders approved the Board of Directors’ proposal to increase the number of authorized shares of the Company’s common stock to 60,000,000 shares from 30,000,000 shares.

On July 26, 2022, the Company announced that its board of directors has initiated an exploration of strategic alternatives. As part of this process, the board will consider a wide range of options for the company including, among other things, a potential merger, spinoff sale, or other strategic transaction for one or more of its key business units or assets.

On August 3, 2022, the Company announced that effective August 8, 2022 the Company’s ticker symbol on the NASDAQ Stock Exchange changed from “IMAC” to “BACK”. The Company’s common stock remains listed on NASDAQ and its CUSIP number remained unchanged.

On August 12, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional accredited investors (the “Purchasers”) pursuant to which the Company offered for sale to the Purchasers an aggregate of 5,164,474 shares (the “Shares”) of its common stock at a purchase price of $0.76, in a registered direct offering (the “Registered Direct Offering”). In a concurrent private placement, the Company also agreed to issue to the investors Series 1 warrants to purchase 5,164,474 shares of common stock that will become exercisable on the date that is six months following the date of issuance of the shares of common stock in the Registered Direct Offering (the “Exercise Date”) and expire on the five year anniversary of the Exercise Date, at an exercise price of $0.95 per share, and Series 2 warrants to purchase 5,164,474 shares of common stock that will become exercisable on the Exercise Date and expire on the one year anniversary of the Exercise Date, at an exercise price of $0.95 per share. The Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-237455) originally filed with the SEC on March 27, 2020 (as amended, the “Registration Statement”), which was declared effective on April 3, 2020. The transactions are expected to close on or about August 16, 2022. The Company anticipates gross proceeds of both transactions to be approximately $3.9 million. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes, including financing the costs of implementing the Company’s strategic alternative activities.

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

References in this MD&A to “we,” “us,” “our,” “our company,” “our business” and “IMAC Holdings” are to IMAC Holdings, Inc., a Delaware corporation and prior to the Corporate Conversion (defined below), IMAC Holdings, LLC, a Kentucky limited liability company, and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”), IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) IMAC Management of Illinois, LLC (“IMAC Illinois”), Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”), IMAC Management of Florida, LLC (“IMAC Florida”), Louisiana Orthopaedic & Sports Rehab (“IMAC Louisiana”) and The Back Space, LLC (“BackSpace”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); the following entities which are consolidated with IMAC Management of Illinois, LLC due to control by contract: Progressive Health and Rehabilitation, Ltd., Illinois Spine and Disc Institute, Ltd. and Ricardo Knight, P.C.; the following entities which are consolidated with IMAC Management Services, LLC due to control by contract: Integrated Medicine and Chiropractic Regeneration Center PSC (“Kentucky PC”) and IMAC Medical of Kentucky, PSC; the following entities which are consolidated with IMAC Florida due to control by contract: Willmitch Chiropractic, P.A. and IMAC Medical of Florida, P.A.; the following entity which is consolidated with Louisiana Orthopaedic & Sports Rehab due to control by contract: IMAC Medical of Louisiana, a Medical Corporation; and the following entities which are consolidated with BackSpace due to control by contract: ChiroMart LLC, ChiroMart Florida LLC, and ChiroMart Missouri LLC.

Overview

We are a provider of movement and orthopedic therapies and minimally invasive procedures performed through our regenerative and rehabilitative medical treatments to improve the physical health of our patients at our chain of IMAC Regeneration Centers and BackSpace clinics which we own or manage. Our outpatient medical clinics provide conservative, minimally invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our licensed healthcare professionals evaluate each patient and provide a custom treatment plan that integrates traditional medical procedures and innovative regenerative medicine procedures in combination with physical medicine. We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. The original IMAC Regeneration Center opened in Kentucky in August 2000 and remains the flagship location of our current business, which was formally organized in March 2015. To date, we have fifteen outpatient medical clinics in Florida, Illinois, Kentucky, Louisiana and Missouri, and plan to further expand the reach of our facilities to other strategic locations throughout the United States. We have ten BackSpace locations opened in Florida, Missouri and Tennessee. Our outpatient medical clinics emphasize our focus around treating sports and orthopedic injuries as an alternative to traditional surgeries for repair or joint replacement.

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

Significant financial metrics

Significant financial metrics of the Company for the second quarter of 2022 are set forth in the bullets below.

●	Net patient revenue increased to $5.0 million for the second quarter of 2022 from $3.5 million for the second quarter of 2021.
●	Working capital is $809,000 as of June 30, 2022 compared to working capital of $4.1 million as of December 31, 2021.
●	Adjusted EBITDA[1] of ($1.3 million) in the second quarter of 2022 compared to ($1.8 million) in the second quarter of 2021.
●	The Company had one-time expenses of $96,000, consisting of: $66,000 in post earn-out expense and $30,000 in one-time consulting fees.
(1)	Adjusted EBITDA is a non-GAAP financial measure most closely comparable to the GAAP measure of net loss. See “Reconciliation of Non-GAAP Financial Matters” below for a full reconciliation of the GAAP and non-GAAP measures.

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

Results of Operations for the Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021

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

Revenues for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	2022	2021
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$4,744	$3,260
Memberships	289	203
Total revenues	$5,033	$3,463

Revenues for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$8,405	$6,137
Memberships	523	351
Total revenues	$8,928	$6,488

See the table below for more information regarding our revenue breakdown by service type.

	Three Months Ended June 30,
	2022	2021

Revenues:
Medical treatments	66%	64%
Physical therapy	26%	31%
Chiropractic care	2%	3%
Memberships	6%	2%
	100%	100%

	Six Months Ended June 30,
	2022	2021

Revenues:
Medical treatments	66%	65%
Physical therapy	26%	30%
Chiropractic care	2%	3%
Memberships	6%	2%
	100%	100%

Consolidated Results

For the three months ended June 30, 2022, total revenues increased approximately $1.6 million due to acquisitions, same-store growth, opening of retail clinics and improved collections. Visits to our clinics are an indication of business activity. Total visits decreased 5% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Visits decreased from 44,778 in the second quarter of 2021 to 42,516 in the second quarter of 2022. The company has introduced new services into the service mix that have higher charges and improved collection rates.

For the six months ended June 30, 2022, total revenues increased approximately $2.4 million also attributed to acquisitions, same-store growth, opening of retail clinics and improved collections. Total visits slightly decreased by 1% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Visits decreased from 83,159 in the second quarter of 2021 to 82,325 in the second quarter of 2022. Similarly to the second quarter, this change is reflected from the changes in service mix with higher collection rates.

IMAC Clinics

Of the total revenue increase, approximately $1.4 million is attributed to the increase of revenues for IMAC Clinics. Same-store revenues increased $503,000 overall for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was driven by the closure of seven IMAC clinics resulting in a decrease of $519,000; however, the remaining same stores increased $1 million. New clinics attributed to approximately $914,000 of the overall increase. This increase was driven by services provided with higher charge rates and higher collections.

Of the total revenue increase, approximately $2.2 million is attributed to the increase of revenues for the IMAC Clinics for the six months ended June 30, 2022. Same-store revenues increased $747,000 while new clinics attributed to $1.5 million.

A wellness membership program was implemented at IMAC Clinics in January 2020 and this wellness program has different plan levels that include services for chiropractic care and medical treatments on a monthly subscription basis. Therefore, memberships could have multiple visits in one month, however only one payment is received for these visits. IMAC Clinics had 866 and 1,195 active members for the months ended in June 30, 2022 and 2021, respectively. The membership decrease is attributable to closed clinics and a 10% price increase to the most popular membership plan.

BackSpace Clinics

The Company began opening retail clinics in Walmart in June 2021 and as of June 30, 2022 IMAC had ten clinics opened in Florida, Missouri and Tennessee. The retail clinics provides outpatient chiropractic and spinal care services. BackSpace offers a single visit and membership plan for chiropractic care on a monthly subscription basis. As of June 30, 2022, 79% of the BackSpace revenue was related to memberships.

Operating Expenses

Operating expenses consist of patient expenses, salaries and benefits, share based compensation, advertising and marketing, general and administrative expenses and depreciation expenses.

Patient expenses consist of medical supplies for services rendered.

Patient Expenses	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$397,000	$340,000	$57,000	17%
Six Months Ended June 30	858,000	681,000	177,000	26%

Cost of revenues (patient expense) increased for the three months ended June 30, 2022 by $57,000 as compared to June 30, 2021. These expenses also increased $177,000 for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Patient expenses as a percent of revenue has remained relatively consistent with slight improvement of percent of revenue from the centralized billing improvements.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and Benefits	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June30	$3,783,000	$2,997,000	$786,000	26%
Six Months Ended June 30	7,493,000	5,751,000	1,742,000	30%

Salaries and benefits expenses for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, increased due to the hiring of new providers for the 10 Backspace clinics opened and the 5 clinics acquired in 2021. The increase for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is also attributable to these clinic openings.

Share-based compensation consists of the value of equity incentive grants issued to employees, directors and board members which have vested during the period.

Share-based Compensation	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$81,000	$123,000	$(42,000)	(34)%
Six Months Ended June 30	270,000	234,000	36,000	15%

Share-based compensation decreased 34% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This decrease was due to the board RSU’s (Restricted Stock Units) expensed in the three months of 2021 and no board RSU’s expensed during the three months of 2022.

Share-based compensation increased 15% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This increase was attributable to the decrease in board RSU’s and an increase in executive RSUs from the first quarter of 2022.

Advertising and marketing consist of marketing, business promotion and brand recognition.

Advertising and Marketing	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$243,000	$316,000	$(73,000)	(23)%
Six Months Ended June 30	613,000	581,000	32,000	6%

Advertising and marketing expenses decreased $73,000 for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. $41,000 of the total decrease is in endorser fees as marketing efforts shifted away from endorser fees in 2022.

Advertising and marketing expenses increased $32,000 for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. $101,000 of the total increase was attributed to online and website advertising. Similar to the second quarter, endorser fees decreased $54,000 from the six months ended June 30, 2021 to the six months ended June 30, 2022.

General and administrative expense (“G&A”) consist of all other costs than advertising and marketing, salaries and benefits, patient expenses and depreciation.

General and Administrative	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$1,858,000	$1,661,000	$197,000	12%
Six Months Ended June 30	3,673,000	2,881,000	792,000	27%

G&A increased 12% in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Rent and utilities expenses increased $142,000 due to the addition of 12 locations that were added subsequent to the first quarter of 2021. Insurance increased $57,000 also due to the increase in new providers. Travel increased $25,000 as employees trained new clinic locations. Legal expenses increased $28,000 and consultants increased $23,000 as the Company explores business opportunities. The FDA clinical trial is included in G&A with $100,000 in the three months ending June 30, 2022 compared to $195,000 in the three months ending June 30, 2021. See FDA Clinical Trial described below.

G&A increased 27% in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Most of the increases are attributable to the 2021 acquisitions and clinic openings. Rent and utilities increased by approximately $290,000, insurance increased approximately $102,000, travel increased $71,000, and subscriptions increased $116,000. Credit card service fees are up $70,000 as we process memberships at IMAC Clinics and Backspace through monthly credit card charges. FDA charges have decreased by $64,000 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

FDA Clinical Trial

In August 2020, the United States Food and Drug Administration (the “FDA”) approved the Company’s investigational new drug application. The Company has begun the third cohort of Phase 1 of the clinical trial, which will be completed during the summer of 2022. The Company incurred $100,000 in G&A expenses related to consultants, supplies, software and travel for the clinic trial during the three months ended June 30, 2022 compared to $195,000 in the three months ended June 30, 2021. The Company incurred $204,000 during the six months ended June 30, 2022 compared to $268,000 expenses in the six months ended June 30, 2021. Salaries related to the trial were $17,000 for the three months ended June 30, 2022 compared to $39,000 for the three months ended June 30, 2021. Salaries related to the trial were $39,000 for the six months ended June 30, 2022 compared to $69,000 for the six months ended June 30, 2021.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Depreciation and Amortization	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$439,000	$442,000	$(3,000)	(1)%
Six Months Ended June 30	885,000	864,000	21,000	2%

Depreciation and amortization was consistent for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 as there was not much activity of acquisitions during these periods of time.

Depreciation and amortization increased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase is attributable to the assets added from acquisitions made during the first six months of 2021 and the opening of 9 Backspace locations after June 30, 2021.

Loss on disposal and impairment is related to either gains or losses related to the disposal of our property and equipment purchases or impairment on the write off of intangible assets.

Loss on disposal and impairment	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$35,000	$-	$35,000	100%
Six Months Ended June 30	82,000	4,000	78,000	1,950%

Loss on disposal increased $35,000 for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This loss was attributed to the disposal of assets at 2 closed clinics during the second quarter of 2022.

Loss on disposal increased $78,000 during the six months ended June 30, 2022 compared to the six months ended June 30, 2022. Along with the loss from the closure of clinics in the second quarter of 2022, $33,000 of this increase is due to the impairment of intangible asset from a closed clinic in the first quarter of 2022.

Analysis of Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, public offering, self-insured employers and other payers.

During the six months ended June 30, 2022, net cash used in operations increased to $5.9 million compared to $4.3 million for the six months ended June 30, 2021. This difference was primarily attributable to the change in accounts receivable during the six months ended June 30, 2022.

Net cash used in investing activities during the six months ended June 30, 2022 and 2021 was $254,000 and $1 million, respectively. This decrease was primarily driven by the acquisitions made during the first six months of 2021, totalling $732,000.

Net cash provided by financing activities during the six months ended June 30, 2022 and 2021 was $612,000 and $16 million, respectively. This difference was attributable to the $19.0 million from the gross proceeds from issuance of common stock offset by $3.5 million paid towards notes payable during the six months ended June 30, 2021.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
GAAP loss attributable to IMAC Holdings, Inc.	$(1,844,000)	$(2,539,000)	$(5,006,000)	$(4,768,000)
Interest income	(1,000)	-	(1,000)	-
Interest expense	5,000	126,000	9,000	302,000
Other expense	40,000	-	53,000	-
Share-based compensation expense	81,000	123,000	270,000	234,000
Depreciation and amortization	439,000	442,000	885,000	864,000
Loss on disposition and impairment of assets	35,000	-	82,000	4,000
Adjusted EBITDA	$(1,245,000)	$(1,848,000)	$(3,708,000)	$(3,364,000)

Liquidity and Capital Resources

As of June 30, 2022, we had $1.6 million in cash and working capital of $809,000. As of December 31, 2021, we had cash of $7.1 million and working capital of $4.1 million. The decrease in working capital was primarily due to the use of cash for operating expenses during the six months ended June 30, 2022, partially offset by the proceeds from the Company’s at-the-market offering.

As of June 30, 2022, we had approximately $4.6 million in current liabilities. Operating leases represent $1.5 million of our current liabilities. Of our remaining current liabilities as of June 30, 2022, approximately $714,000 is current liabilities to our vendors, which we have historically paid down in the normal course of our business and accrued expenses represents approximately $526,000 of the balance. Lastly, accrued wages, taxes, 401 contributions and paid time off represent approximately $859,000 of the remaining liabilities.

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

Contractual Obligations

The following table summarizes our contractual obligations by period as of June 30, 2022:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term obligations	$49,722	$49,722	$-	$-	$-
Long-term obligations, including interest	111,498	-	101,748	9,750	-
Finance lease obligations, including interest	42,712	10,903	31,809	-	-
Operating lease obligations	5,291,786	842,325	3,705,414	662,356	81,691
	$5,495,718	$902,950	$3,838,971	$672,106	$81,691

Off-Balance Sheet Arrangements

As of June 30, 2022, the Company did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

This amount represented a statistical extrapolation of $11,530 of charges from a sample of 40 claims for the periods February 2017 to November 2020. The Company began its own internal audit process and disagrees with the interpretation of the medical records and the extrapolation techniques used to derive the balance. The Company continued the appeals process to the second level appeal related to the error rate and are anticipating a third appeal on the remaining $5,327.73 amount. As of June 30, 2022, this was settled for approximately $5,000.

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

On May 17, 2022, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $492,086.22 related to Advantage Therapy. This amount represents a statistical extrapolation of charges from a sample.  On May 27, 2022 the Company received a request for payment from CMS in the amount of $481,666.00. The Company has begun its own internal audit process and has initiated the appropriate appeals.

The Company is unable to predict the timing and ultimate outcome of these matters. Any potential loss may be classified as errors and omissions for which insurance coverage was in place during a majority of the years being evaluated. As of June 30, 2022, the Company has recorded no liability for these claims as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

We recorded a net loss for the six months ended June 30, 2022 and June 30, 2021 and there can be no assurance that our future operations will result in net income.

For the six months ended June 30, 2022 and the six months ended June 30, 2021, we had net revenue of approximately $8.9 million and $6.5 million, respectively, and we had net loss of approximately $5.0 million and $4.8 million, respectively. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The fee we charge for our management services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our services at acceptable prices relative to our costs, or if we fail to develop and introduce new services on a timely basis and services from which we can derive additional revenues, our financial results will suffer.

If our stock price falls below $1.00 per share, our common stock may be subject to delisting from The Nasdaq Capital Market.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. Further, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes. As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $28.8 million and $30.1 million, respectively.

We depend on enrollment of patients in our clinical trials for our product candidates. If we experience delays or difficulties enrolling in our clinical trials, our research and development efforts and business, financial condition, and results of operations could be materially adversely affected.

Successful and timely completion of the clinical trial will require that we enroll a sufficient number of patient candidates. This trial and other trials we may conduct may be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, patient withdrawal or adverse events. These types of developments could cause us to delay the trial or halt further development.

Our clinical trial will compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to us, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. In addition, there may be limited patient pools from which to draw for clinical studies. In addition to the rarity of some diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. Patient enrollment depends on many factors, including:

●	the size and nature of the patient population;

●	the severity of the disease under investigation;

●	eligibility criteria for the trial;

●	the proximity of patients to clinical sites;

●	the design of the clinical protocol;

●	the ability to obtain and maintain patient consents;

●	the ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	the risk that patients enrolled in clinical trials will drop out of the trials before the administration of our product candidates or trial completion;

●	the availability of competing clinical trials;

●	the availability of new drugs approved for the indication the clinical trial is investigating; and

●	clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies.

These factors may make it difficult for us to enroll enough patients to complete our clinical trial in a timely and cost-effective manner. In addition, our clinical trial has experienced, and continues to experience, some delays in patient enrollment as a result of the COVID-19 pandemic, as some clinical sites in high impact areas have delayed new patient enrollment as dictated by local conditions. Such delays have impacted and could further adversely affect the expected timelines for our product development and approval process and may adversely affect our business, financial condition and results of operations. Delays in the completion of any clinical trial increases our costs.

We rely on Contract Research Organizations (“CROs”) to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in completing this phase of the clinical trial.

We have relied and will continue to rely on CROs for the execution of our preclinical and clinical studies and monitor and manage data for our clinical programs. We control only certain aspects of our CROs’ activities, but we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards. Our reliance on the CROs does not relieve us of these regulatory responsibilities. We and our CROs are required to comply with the FDA’s regulations, which are regulations and guidelines enforced by the FDA and comparable regulatory authorities meant to protect the rights and health of clinical trial subjects. The FDA and comparable regulatory authorities enforce their regulations through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable good clinical practices (“GCPs”), the clinical data generated in our clinical trials may be deemed unreliable, and the FDA (or similar foreign authorities) may require us to perform additional clinical trials before approving our product candidates. We cannot assure you that, upon inspection, the FDA (or similar foreign authorities) will determine that any of our clinical trials comply with GCPs.

In addition, our CROs are not our employees and we cannot control whether or not they devote sufficient time and resources to our non-clinical, preclinical or clinical programs. Our CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated. As a result, our financial results and the commercial prospects for the clinical trial would be harmed, our costs could increase and our ability to generate revenues could be delayed or ended.

If any of our relationships with these CROs change or terminate, we may not be able to enter into arrangements with alternative CROs or clinical study management organizations, or be able to do so on commercially reasonable terms. Switching or adding additional CROs or other clinical study management organizations involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO or clinical study management organization commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines.

We have no experience as a company in bringing a drug to regulatory approval.

As a company, we have never obtained regulatory approval for, or commercialized, a drug or biologic. It is possible that the FDA may refuse to accept any or all of our planned BLAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of any product candidate. If the FDA does not accept or approve any or all of our planned BLAs, it may require that we conduct additional preclinical, clinical or manufacturing validation studies, which may be costly, and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA required studies, approval of any BLA or application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available.

We may be subject, directly or indirectly, to foreign, federal and state healthcare laws, including applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our business operations and current and future arrangements with third-party payors, healthcare providers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, develop, market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;

●	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

●	the federal transparency requirements under the ACA requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report to the Department of Health and Human Services information related to physician payments and other transfers of value and ownership and investment interests held by physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and their immediate family members and payments or other transfers of value made to such physician owners;

●	analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures and pricing information; and

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, imprisonment and the curtailment or restructuring of our operations. Further, defending against any such actions, even if successful, can be costly, time-consuming and may require significant personnel resources. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We may issue additional shares of common stock, warrants or other securities to finance our growth.

We may finance the business development or generate additional working capital through additional equity financing. Therefore, subject to the rules of the Nasdaq, we may issue additional shares of our common stock, warrants and other equity securities of equal or senior rank, with or without stockholder approval, in a number of circumstances from time to time. The issuance by us of shares of our common stock, warrants or other equity securities of equal or senior rank will have the following effects:

●	the proportionate ownership interest in us held by our existing stockholders will decrease;

●	the relative voting strength of each previously outstanding share of common stock may be diminished; and

●	the market price of our common stock may decline.

In addition, if we issue shares of our common stock and/or warrants in a future offering (or, in the case of our common stock, the exercise of outstanding warrants to purchase our common stock), it could be dilutive to our security holders.

There can be no assurance that we will ever provide liquidity to our investors through a sale of our company.

While acquisitions of healthcare companies like ours are not uncommon, potential investors are cautioned that no assurances can be given that any form of merger, combination, or sale of our company will take place, or that any merger, combination, or sale, even if consummated, would provide liquidity or a profit for our investors. You should not invest in our company with the expectation that we will be able to sell the business in order to provide liquidity or a profit for our investors.

We have broad discretion in the use of the net proceeds from our public offerings and private placement and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our public offerings and private placement and could spend the proceeds in ways that do not enhance the value of our common stock. Because of the number and variability of factors that will determine our use of the net proceeds from our completed offerings, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply these funds effectively could have a material adverse effect on our business. Pending their use, we may invest the net proceeds from the offerings in a manner that does not produce income or that loses value. If we do not apply or invest the net proceeds from the offerings in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause the price of our securities to decline.

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

IMAC HOLDINGS, INC.

Date: August 15, 2022	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Sheri Gardzina
Sheri Gardzina
Chief Financial Officer (Principal Financial and Accounting Officer)

