Form 10-Q
period 2022-09-30
IMAC Holdings, Inc.
filed 2022-11-14
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

As of November 14, 2022, the registrant had 32,754,757 shares of common stock (par value $0.001 per share) outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash	$2,833,391	$7,118,980
Accounts receivable, net	3,155,550	1,209,333
Deferred compensation, current portion	121,227	191,657
Other assets	373,812	547,536
Total current assets	6,483,980	9,067,506

Property and equipment, net	1,767,005	2,323,163

Other assets:
Goodwill	4,499,796	4,661,796
Intangible assets, net	1,432,493	5,797,469
Deferred compensation, net of current portion	-	73,816
Security deposits	301,720	357,050
Right of use assets	4,047,245	4,948,393
Total other assets	10,281,254	15,838,524

Total assets	$18,532,239	$27,229,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,578,738	$2,523,332
Patient deposits	552,027	320,917
Notes payable, current portion	58,904	254,487
Finance lease obligation, current portion	19,682	19,050
Liability to issue common stock, current portion	197,855	337,935
Operating lease liability, current portion	1,446,662	1,478,140
Total current liabilities	3,853,868	4,933,861

Long-term liabilities:
Notes payable, net of current portion	62,862	104,697
Finance lease obligation, net of current portion	14,431	29,273
Liability to issue common stock, net of current portion	-	189,375
Operating lease liability, net of current portion	3,046,176	4,018,926

Total liabilities	6,977,337	9,276,132

Commitments and Contingencies – Note 14

Stockholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 authorized, none issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	-	-
Common stock - $0.001 par value, 60,000,000 authorized; 32,754,757 and 26,876,409 shares issued at September 30, 2022 and December 31, 2021, respectively; and 32,503,349 and 26,218,167 outstanding at September 30, 2022 and December 31, 2021, respectively.	32,503	26,218
Additional paid-in capital	51,069,182	46,133,777
Accumulated deficit	(39,546,783)	(28,206,934)
Total stockholders’ equity	11,554,902	17,953,061

Total liabilities and stockholders’ equity	$18,532,239	$27,229,193

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Patient revenues, net	$3,786,228	$3,487,482	$12,714,302	$9,975,104
Other income	-	14	-	6,092
Management fees	-	-	-	36,068
Total revenue	3,786,228	3,487,496	12,714,302	10,017,264

Operating expenses:
Patient expenses	279,800	361,141	1,137,508	1,042,504
Salaries and benefits	3,326,481	3,377,070	10,819,277	9,127,992
Share-based compensation	84,105	188,490	353,795	422,266
Advertising and marketing	244,583	294,046	857,633	875,123
General and administrative	1,866,037	1,603,056	5,539,198	4,483,587
Depreciation and amortization	481,526	450,579	1,366,912	1,314,584
Loss on disposal or impairment of assets	3,849,855	-	3,932,116	-
Total operating expenses	10,132,387	6,274,382	24,006,439	17,266,056

Operating loss	(6,346,159)	(2,786,886)	(11,292,137)	(7,248,792)

Other income (expense):
Interest income	2,792	1,754	4,114	1,754
Other income	-	-	-	135
Other expense	12,718	816	(39,986)	(3,070)
Interest expense	(2,976)	(108,315)	(11,840)	(410,822)
Total other expenses	12,534	(105,745)	(47,712)	(412,003)

Net loss before income taxes	(6,333,625)	(2,892,631)	(11,339,849)	(7,660,795)

Income taxes	-	-	-	-

Net loss	(6,333,625)	(2,892,631)	(11,339,849)	(7,660,795)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.23)	$(0.07)	$(0.42)	$(0.27)

Weighted average common shares outstanding
Basic and diluted	27,424,985	25,322,356	26,865,713	21,446,726

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional
	Number of Shares	Par	Paid-In Capital	Accumulated Deficit	Total

Balance, December 31, 2020	12,747,055	$12,747	$25,465,094	$(17,664,687)	$7,813,154
Issuance of common stock	11,259,676	11,260	17,198,664	-	17,209,924
Issuance of employee stock options	-	-	39,052	-	39,052
Net loss	-	-	-	(2,229,423)	(2,229,423)
Balance, March 31, 2021	24,006,731	24,007	42,702,810	(19,894,110)	22,832,707
Issuance of common stock	1,315,625	1,316	2,043,459	-	2,044,775
Issuance of employee stock options	-	-	39,542	-	39,542
Net loss	-	-	-	(2,538,741)	(2,538,741)
Balance, June 30, 2021	25,322,356	25,323	44,785,811	(22,432,851)	22,378,283
Issuance of common stock	-	-	-	-	-
Issuance of employee stock options	-	-	39,095	-	39,095
Net loss	-	-	-	(2,892,631)	(2,892,631)
Balance, September 30, 2021	25,322,356	$25,323	$44,824,906	$(25,325,482)	$19,524,747

	Common Stock		Additional
	Number of Shares	Par	Paid-In Capital	Accumulated Deficit	Total

Balance, December 31, 2021	26,218,167	$26,218	$46,133,777	$(28,206,934)	$17,953,061
Issuance of common stock	167,000	167	148,393	-	148,560
Issuance of employee stock options	-	-	32,587	-	32,587
Net loss	-	-	-	(3,162,125)	(3,162,125)
Balance, March 31, 2022	26,385,167	26,385	46,314,757	(31,369,059)	14,972,083
Issuance of common stock	904,744	905	934,757	-	935,662
Issuance of employee stock options	-	-	31,114	-	31,114
Net loss	-	-	-	(1,844,099)	(1,844,099)
Balance, June 30, 2022	27,289,911	27,290	47,280,628	(33,213,158)	14,094,760
Issuance of common stock	5,213,438	5,213	3,757,185	-	3,762,398
Issuance of employee stock options	-	-	31,369	-	31,369
Net loss	-	-	-	(6,333,625)	(6,333,625)
Balance, September 30, 2022	32,503,349	$32,503	$51,069,182	$(39,546,783)	$11,554,902

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,339,849)	$(7,660,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,366,912	1,314,584
Share based compensation	353,795	422,266
Loss on disposition of assets	98,116	60,264
Loss on impairment	3,834,000	-
Changes in operating assets:
Accounts receivable, net	(1,946,217)	358,258
Other assets	173,724	(674,539)
Security deposits	55,330	36,357
Right of use/lease liability	(103,080)	-
Accounts payable and accrued expenses	(944,594)	147,815
Patient deposits	231,110	254,696
Net cash from operating activities	(8,220,753)	(5,741,094)

Cash flows from investing activities:
Purchase of property and equipment	(285,940)	(371,882)
Brand development	-	(66,495)
Acquisitions	-	(731,909)
Proceeds from sale of property and equipment	70,000	14,450
Net cash from investing activities	(215,940)	(1,155,836)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,402,732	19,005,323
Payments on notes payable	(237,418)	(3,517,195)
Payments on finance lease obligation	(14,210)	(20,828)
Net cash from financing activities	4,151,104	15,467,300

Net increase in cash	(4,285,589)	8,570,370

Cash, beginning of period	7,118,980	2,623,952

Cash, end of period	$2,833,391	$11,194,322

Supplemental cash flow information:
Interest paid	$11,840	$219,573

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

IMAC Holdings, Inc. is a holding company for IMAC Regeneration Centers, The Back Space retail stores and our Investigational New Drug division. IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide movement, orthopedic and neurological therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. The Company has opened or acquired through management service agreements ten (10) medical clinics located in Florida, Illinois, Kentucky, Louisiana and Missouri as of September 30, 2022. The Back Space operates a healthcare center specializing in chiropractic and spinal care services inside Walmart retail locations. As of September 30, 2022, the Back Space has opened ten retail clinic locations in Florida, Missouri and Tennessee. The Company’s Investigational New Drug division is conducting a clinical trial for its investigational compound utilizing umbilical cord-derived allogenic mesenchymal stem cells for the treatment of bradykinesia due to Parkinson’s disease.

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

The condensed consolidated financial statements include the accounts of variable interest entities (“VIE”) in which the Company is the primary beneficiary under the provisions of the FASB Accounting Standards Codification 810, “Consolidation”. The Company has the power to direct the activities that most significantly impact a VIE’s economic performance. Additionally, the Company would absorb substantially all of the expected losses from any of these entities should such expected losses occur. As of September 30, 2022, the Company’s consolidated VIE’s include 13 PCs.

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, were approximately $2.0 million and $2.2 million, respectively, and the total liabilities of the consolidated VIEs were approximately $591,000 and $661,000, respectively.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2022 and December 31, 2021.

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

Intangible Assets

The Company capitalizes the fair value of intangible assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over their estimated economic useful lives, generally the contract term. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. In March 2022 the Company decided to close a clinic in Florida with a total intangible carrying amount of approximately $34,000, which was written off as impaired. As a result, the Company recorded a noncash impairment loss for this amount during the three months ended March 31, 2022. Due to a significant drop in share price in the three months ended September 20, 2022, the Company determined that a triggering event occurred. It was determined that there was an impairment loss of $2,128,000 on the IMAC Illinois MSA and $1,672,000 on the IMAC Kentucky MSA.

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

Long-Lived Assets

Long-lived assets such as property and equipment, operating lease assets, and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:

●	the Company’s expectation to dispose of long-lived assets before the end of their estimated useful lives, even though the assets do not meet the criteria to be classified as “Held for Sale”;
●	significant changes in the Company’s stock price per share;
●	significant negative industry or economic trends.

In March 2022 the Company decided to close a clinic in Florida with a total intangible carrying amount of approximately $34,000, which was written off as impaired. As a result, the Company recorded a noncash impairment loss for this amount during the three months ended March 31, 2022. Due to a significant drop in share price in the three months ended September 20, 2022, the Company determined that a triggering event occurred. The Company utilized a third-party consultant to perform an impairment test on Management Service Agreements (MSA) in the IMAC Illinois and IMAC Kentucky companies. It was determined that there was an impairment loss of $2,128,000 on the IMAC Illinois MSA and $1,672,000 on the IMAC Kentucky MSA.

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was approximately $245,000 and $294,000 for the three months ended September 30, 2022 and 2021, respectively, and was approximately $858,000 and $875,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP and includes the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed consolidated financial statements, the Company has sustained substantial losses from operations since inception which raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company had working capital of approximately $2.6 million at September 30, 2022 and $4.1 million at December 31, 2021. The Company had a net loss of approximately $11.3 million for the nine months ended September 30, 2022, and used cash in operations of approximately $8.3 million for the nine months ended September 30, 2022. The Company expects to continue to incur significant expenditures to develop and expand its owned and managed outpatient medical clinics.

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

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000.

Revenue and Accounts Receivable

As of September 30, 2022 and December 31, 2021, the Company had the following revenue and accounts receivable concentrations:

	September 30, 2022		December 31, 2021
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable
	(Unaudited)
Medicare	26%	15%	37%	16%

Note 5 – Accounts Receivable

As of September 30, 2022 and December 31, 2021, the Company’s accounts receivable consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
Gross accounts receivable	$3,236,529	$1,290,312
Less: allowance for doubtful accounts	(80,979)	(80,979)
Accounts receivable, net	$3,155,550	$1,209,333

Note 6 – Business Acquisitions

IMAC Florida

In February 2021, the Company completed the acquisition of and signed Management Services Agreement with Willmitch Chiropractic, P.A. in Tampa, Florida. The transaction was completed for $421,000. Willmitch Chiropractic’s founder, Martin Willmitch, will remain with the Company and serve as Vice President of Managed Care of IMAC Holdings. A total of $7,400 was allocated to property and equipment with the remaining $413,600 allocated to goodwill.

In March 2021, the Company completed the asset purchase of NHC Chiropractic, PLLC dba Synergy Healthcare in Orlando, Florida. The transaction was completed as an asset purchase for $142,500. A total of $149,720 was allocated to property and equipment and $7,220 allocated to acquired payables.

In June 2021, the Company completed an asset purchase of Fort Pierce Chiropractic in Fort Pierce, Florida. The transaction was completed as an asset purchase for $50,000. A total of $45,000 was allocated to property and equipment with the remaining $5,000 allocated to customer lists.

IMAC Chicago

In June 2021, the Company also completed an asset purchase of Active Medical Center in Naperville, Illinois. The transaction was completed as an asset purchase for $205,000. A total of $200,000 was allocated to property and equipment with the remaining $5,000 allocated to deposits.

IMAC Louisiana

In October 2021, the Company consummated certain transactions resulting in the acquisition of the outstanding equity interest in Louisiana Orthopaedic & Sports Rehab Institute, Inc, (the “Louisiana Acquisition”). The transaction was completed for $1,200,000 and $1,200,000 stock.

The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of identifiable tangible assets acquired related to this acquisition. Thus, the final allocation of the purchase price may differ from this preliminary allocation, based on completion of the valuation of the identifiable intangible assets. A total of $192,500 has been allocated to a non-compete agreement, and $77,000 allocated to an intellectual property agreement with the remaining $2,045,500 allocated to goodwill. The Company does not expect the adjustments to be material.

Note 7 – Property and Equipment

The Company’s property and equipment consisted of the following at September 30, 2022 and December 31, 2021:

	Estimated Useful Life in Years	September 30, 2022	December 31, 2021

Leasehold improvements	Shorter of asset or lease term	$2,232,503	$2,127,762
Equipment	1.5 - 7	2,775,251	2,810,028
Total property and equipment		5,007,754	4,937,790

Less: accumulated depreciation		(3,286,699)	(2,990,902)
		1,721,055	1,946,888
Construction in progress		45,950	376,275
Total property and equipment, net		$1,767,005	$2,323,163

Depreciation expense was approximately $200,000 and $194,000 for the three months ended September 30, 2022 and 2021, respectively and approximately $674,000 and $529,000 for the nine months ended September 30, 2022 and 2021, respectively.

Note 8 – Intangibles Assets and Goodwill

The Company’s intangible assets and goodwill consisted of the following at September 30, 2022 and December 31, 2021:

		September 30, 2022
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(6,895,948)	$1,044,450
Non-compete agreements	2 years	391,000	(346,833)	44,167
Intellectual property agreement	2 years	77,000	(38,500)	38,500
Brand development	15 years	69,071	(7,444)	61,627
Total definite lived assets		8,477,469	(7,288,725)	1,188,744
Research and development		243,750	-	243,750
Goodwill		4,499,796	-	4,499,796
Total intangible assets and goodwill		$13,221,015	$(7,288,725)	$5,932,290

		December 31, 2021
	Estimated		Accumulated
	Useful Life	Cost	Amortization and Impairment	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(2,500,418)	$5,439,980
Non-compete agreements	3 years	306,000	(302,458)	3,542
Customer lists	3 years	134,882	(89,921)	44,961
Brand development	15 years	69,071	(3,835)	65,236
Total definite lived assets		8,450,351	(2,896,632)	5,553,719
Research and development		243,750	-	243,750
Goodwill		4,661,796	-	4,661,796
Total intangible assets and goodwill		$13,355,897	$(2,896,632)	$10,459,265

In March 2022 the Company decided to close a clinic in Florida with a total intangible carrying amount of approximately $34,000, which was written off as impaired. As a result, the Company recorded a noncash impairment loss for this amount during the three months ended March 31, 2022. Due to a significant drop in share price in the three months ended September 20, 2022, the Company determined that a triggering event occurred. It was determined that there was an impairment loss of $2,128,000 on the IMAC Illinois MSA and $1,672,000 on the IMAC Kentucky MSA.

Amortization was approximately $281,000 and $257,000 for the three months ended September 30, 2022 and 2021, respectively and approximately $693,000 and $785,000 for the nine months ended September 30, 2022 and 2021, respectively. The Company’s estimated future amortization of intangible assets was as follows:

Years Ending December 31,

2022 (three months)	$65,994
2023	242,269
2024	180,477
2025	180,477
2026	180,477
Thereafter	339,049
$1,188,744

Note 9 – Operating Leases

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method applied to leases that were in place at January 1, 2019. Results for operating periods beginning after January 1, 2019 are presented under ASC 842. The Company’s leases consist of operating leases that mostly relate to real estate rental agreements. Most of the value of the Company’s lease portfolio relates to real estate lease agreements that were entered into starting March 2017.

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

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate of leases added as of September 30, 2022 and December 31, 2021, the Company used a weighted average interest rate.

Total operating lease cost

Individual components of the total lease cost incurred by the Company were as follows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Operating lease expense	$1,238,162	$917,819

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The Company’s amount of future minimum lease payments under operating leases are as follows:

Operating Leases

Undiscounted future minimum lease payments:
2022 (three months)	$410,754
2023	1,607,949
2024	1,217,660
2025	887,061
2026	628,509
Thereafter	205,790
Total	4,957,723
Amount representing imputed interest	(464,885)
Total operating lease liability	4,492,838
Current portion of operating lease liability	(1,446,662)
Operating lease liability, non-current	$3,046,176

Note 10 – Notes Payable

Set forth below is a summary of the Company’s outstanding debt as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matures on May 15, 2023, and is secured by the personal guarantees of certain Company executives.	$20,818	$43,413

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	58,231	68,378

$112,800 payable to a landlord of Advantage Therapy, LLC pursuant to a lease dated March 1, 2019. The debt is payable in 60 monthly installments of $2,129, including principal and interest at 5%. The debt matures on June 1, 2024.	42,717	59,913

Note payable to a financial institution in the amount of $140,000, dated September 25, 2019. The note requires 36 consecutive monthly installments of $4,225 including principal and interest at 5.39%. The note matures on September 19, 2022 and is secured by a personal guarantee of the Vice President of Business Development of the Company.	-	37,179

Note payable in the amount of $2,690,000, dated October 29, 2020. The note was repaid January 2022. The interest on the note accrued at a rate of 7% per annum.	-	150,301

	121,766	359,184
Less: current portion:	(58,904)	(254,487)
	$62,862	$104,697

Principal maturities of the Company’s notes payable are as follows:

Years Ending December 31,	Amount

2022 (three months)	$17,070
2023	51,657
2024	27,631
2025	15,813
2026	9,595
Thereafter	-
Total	$121,766

Note 11 – Stockholders’ Equity

On October 5, 2020, the Company launched an at-the-market offering of up to $5,000,000 worth of shares of the Company’s common stock pursuant to an At-The-Market Issuance Sales Agreement, dated October 5, 2020, by and between the Company and Ascendiant Capital Markets, LLC. Since the launch and as of September 30, 2022, pursuant to the Agreement (“Agreement”), the Company had sold 2,348,591 shares of common stock through Ascendiant Capital Markets for aggregate proceeds to the Company of $3.7 million. The Company sold 806,833 shares during the nine months ended September 30, 2022 for an aggregate amount of approximately $832,000 and 634,676 shares during the nine months ended September 30, 2021.

During March 2021, the Company completed a public offering by issuing 10,625,000 shares of common stock for gross proceeds of $17.0 million and incurring $1.2 million in expenses related to public offering. The Company used approximately $1.8 million for the repayment of certain indebtedness and used the remaining proceeds for the repayment of certain other indebtedness, to finance the costs of developing and to acquire additional outpatient medical clinics and healthcare centers as part of the Company’s growth and expansion strategy and for working capital.

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

On August 16, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional accredited investors (the “Purchasers”) pursuant to which the Company offered for sale to the Purchasers an aggregate of 5,164,474 shares (the “Shares”) of its common stock at a purchase price of $0.76, in a registered direct offering (the “Registered Direct Offering”). In a concurrent private placement, the Company also agreed to issue to the investors Series 1 warrants to purchase 5,164,474 shares of common stock that will become exercisable on the date that is six months following the date of issuance of the shares of common stock in the Registered Direct Offering (the “Exercise Date”) and expire on the five year anniversary of the Exercise Date, at an exercise price of $0.95 per share, and Series 2 warrants to purchase 5,164,474 shares of common stock that will become exercisable on the Exercise Date and expire on the one year anniversary of the Exercise Date, at an exercise price of $0.95 per share. The Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 originally filed with the SEC on March 27, 2020 (as amended, the “Registration Statement”), which was declared effective on April 3, 2020. The Company received gross proceeds of both transactions of $3.9 million. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes, including financing the costs of implementing the Company’s strategic alternative activities.

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

Stock Options

As of September 30, 2022, the Company had issued and outstanding stock options to purchase 334,280 shares of its common stock as non-qualified stock options to various employees of the Company. Most options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months and are exercisable for a period of ten years. One award granted in 2021 vests over a period of one year and is exercisable for a period of ten years. Stock based compensation for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The per-share fair values of these options is calculated based on the Black-Scholes-Merton pricing model.

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

Note 12 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 100% up to 3% and 50% of the next 2% of total compensation for those employees making salary deferrals. The Company made contributions of approximately $30,000 and $39,000 during the three months ended September 30, 2022 and 2021, respectively, and approximately $101,000 and $108,000 during the nine months ended September 30, 2022 and 2021, respectively.

Note 13 – Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management assessed all available evidence to estimate if sufficient future taxable income will be generated in the appropriate period and of the appropriate character to realize deferred tax assets. For the three and nine months ended September  30, 2022 and September 30, 2021, no income tax expense or benefit was recorded related to income taxes due to the Company’s overall operating results and the full valuation allowance.

The Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits as December 31, 2021. As of September 30, 2022, the Company had no unrecognized tax benefits recorded. The Company is subject to taxation by federal, state, and local taxing authorities. The Company’s federal, state, and local income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and the Company’s federal, state, and local income tax returns for 2019 through 2021 remain open to examination.

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

This amount represented a statistical extrapolation of $11,530 of charges from a sample of 40 claims for the periods February 2017 to November 2020. The Company began its own internal audit process and disagrees with the interpretation of the medical records and the extrapolation techniques used to derive the balance. The Company continued the appeals process to the second level appeal related to the error rate and are anticipating a third appeal on the remaining $5,327.73 amount. As of September  30, 2022 this had been settled for approximately $5,000.

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

On May 17, 2022, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $492,086.22 related to Advantage Therapy. This amount represents a statistical extrapolation of charges from a sample, the actual amount found to be overpaid was $10,420.22. On May 27, 2022 the Company received a request for payment from CMS in the amount of $481,666.00. The Company has begun its own internal audit process and has initiated the appropriate appeals.

Prior to this May 2022 notification, CMS had implemented a pre-payment audit for Advantage Therapy. As of September 30, 2022, this audit had resulted in a balance of approximately $350,000 of Medicare accounts receivable.

At this stage of the appeals process, based on the information currently available to the Company, the Company is unable to predict the timing and ultimate outcomes of these matters and therefore is unable to estimate the range of possible loss. Any potential loss may be classified as errors and omissions for which insurance coverage was in place during a majority of the years being evaluated.

As of September 30, 2022, the Company has not recorded a provision for either of these claims, as management does not believe that an estimate of a possible loss or range of loss can reasonably be made at this time.

Note 15 - Subsequent Events

On October 15, 2022, the Company granted an aggregate of 300,000 RSUs to Board members with these RSUs vesting immediately. In addition, the Company granted an aggregate of 512,000 options to various employees with a 4-year vesting.

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

Overview

We are a provider of movement and orthopedic therapies and minimally invasive procedures performed through our regenerative and rehabilitative medical treatments to improve the physical health of our patients at our chain of IMAC Regeneration Centers and BackSpace clinics which we own or manage. Our outpatient medical clinics provide conservative, minimally invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our licensed healthcare professionals evaluate each patient and provide a custom treatment plan that integrates traditional medical procedures and innovative regenerative medicine procedures in combination with physical medicine. We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. The original IMAC Regeneration Center opened in Kentucky in August 2000 and remains the flagship location of our current business, which was formally organized in March 2015. To date, we have ten outpatient medical clinics in Florida, Illinois, Kentucky, Louisiana and Missouri. We have ten BackSpace locations opened in Florida, Missouri and Tennessee. Our outpatient medical clinics emphasize our focus around treating sports and orthopedic injuries as an alternative to traditional surgeries for repair or joint replacement.

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

Significant financial metrics

Significant financial metrics of the Company for the third quarter of 2022 are set forth in the bullets below.

●	Net patient revenue increased to $3.8 million for the third quarter of 2022 from $3.5 million for the third quarter of 2021.
●	Working capital is $2.6 million as of September 30, 2022 compared to working capital of $4.1 million as of December 31, 2021.
●	Adjusted EBITDA[1] of ($1.9 million) in the third quarter of 2022 compared to ($1.0 million) in the third quarter of 2021.
●	The Company had one-time expenses of $3.8 million in impairment loss related to two of the Company’s intangible assets.
(1)	Adjusted EBITDA is a non-GAAP financial measure most closely comparable to the GAAP measure of net loss. See “Reconciliation of Non-GAAP Financial Matters” below for a full reconciliation of the GAAP and non-GAAP measures.

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021

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

Revenues for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	2022	2021
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$3,409	$3,327
Memberships	170	150
Retail clinics	207	10
Total revenues	$3,786	$3,487

Revenues for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$11,763	$9,464
Memberships	508	497
Retail clinics	443	14
Total revenues	$12,714	$9,975

See the table below for more information regarding our revenue breakdown by service type.

	Three Months Ended September 30,
	2022	2021

Revenues:
Medical treatments	64%	65%
Physical therapy	27%	30%
Chiropractic care	3%	3%
Memberships	6%	2%
	100%	100%

	Nine Months Ended September 30,
	2022	2021

Revenues:
Medical treatments	66%	65%
Physical therapy	26%	30%
Chiropractic care	2%	3%
Memberships	6%	2%
	100%	100%

Consolidated Results

For the three months ended September 30, 2022, total revenues increased approximately $0.3 million primarily due to increased volume of medical visits with higher charges offset by decreased volume of visits for physical therapy with lower charges. Total visits decreased 18% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Visits decreased from 45,537 in the third quarter of 2021 to 37,187 in the third quarter of 2022.

IMAC Clinics

Of the total revenue increase, approximately $210,000 is attributed to the increase of revenues for IMAC Clinics. This increase was driven by services provided with higher charge rates. Same-store revenues increased $140,000 overall for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This was offset by a net decrease of $570,000 from the closure of seven IMAC clinics and $640,000 from the addition of the Louisiana clinic.

Of the total revenue increase, approximately $2.7 million is attributed to the increase of revenues for the IMAC Clinics for the nine months ended September 30, 2022. Same-store revenues increased $1.9 million while new clinics attributed to $1.9 million, offset by the closure of seven clinics that decreased net revenue $1.1 million.

A wellness membership program was implemented at IMAC Clinics in January 2020 and this wellness program has different plan levels that include services for chiropractic care and medical treatments on a monthly subscription basis. Therefore, memberships could have multiple visits in one month, however only one payment is received for these visits.

BackSpace Clinics

The Company began opening retail clinics in Walmart in June 2021 and as of September 30, 2022 IMAC had ten clinics opened in Florida, Missouri and Tennessee. The retail clinics provide outpatient chiropractic and spinal care services. BackSpace offers a single visit and membership plan for chiropractic care on a monthly subscription basis. As of September 30, 2022, 84% of the BackSpace revenue was related to memberships.

Operating Expenses

Operating expenses consist of patient expenses, salaries and benefits, share based compensation, advertising and marketing, general and administrative expenses and depreciation expenses.

Patient expenses consist of medical supplies for services rendered.

Patient Expenses	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$280,000	$361,000	$(81,000)	(22%)
Nine Months Ended September 30	1,138,000	1,043,000	95,000	9%

Cost of revenues (patient expense) decreased for the three months ended September 30, 2022 by $81,000 as compared to September 30, 2021. These expenses also increased $95,000 for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Patient expenses as a percent of revenue has remained relatively consistent.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and Benefits	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$3,326,000	$3,377,000	$(51,000)	(24%)
Nine Months Ended September 30	10,819,000	9,128,000	1,691,000	19%

Salaries and benefits expenses for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, decreased due to the loss of staff from closing seven IMAC clinics during the fourth quarter of 2021 and the second quarter of 2022. The increase for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is attributable to hiring new providers and management for the 10 BackSpace clinics opened and the 5 IMAC clinics acquired in 2021.

Share-based compensation consists of the value of equity incentive grants issued to employees, directors and board members which have vested during the period.

Share-based Compensation	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$84,000	$188,000	$(104,000)	(55)%
Nine Months Ended September 30	354,000	422,000	(68,000)	(16)%

Share-based compensation decreased 55% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This decrease was due to the board RSU’s (Restricted Stock Units) expensed in the three months of 2021 and no board RSU’s expensed during the three months of 2022.

Share-based compensation decreased 16% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This increase was attributable to the decrease in board RSU’s and an increase in executive RSUs from the first quarter of 2022.

Advertising and marketing consist of marketing, business promotion and brand recognition.

Advertising and Marketing	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$245,000	$294,000	$(49,000)	(17)%
Nine Months Ended September 30	858,000	875,000	(17,000)	(2)%

Advertising and marketing expenses decreased $49,000 for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. $26,000 of the total decrease is in endorser fees as marketing efforts shifted away from endorser fees in 2022.

Advertising and marketing expenses decreased $17,000 for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. Endorsements decreased $81,000 as the company continues to shift away from endorsers and increase spend on other mediums. Website and online ads had an increase of $107,000 and in-person events which had an increase of $26,000.

General and administrative expense (“G&A”) consist of all other costs than advertising and marketing, salaries and benefits, patient expenses and depreciation.

General and Administrative	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$1,866,000	$1,603,000	$263,000	16%
Nine Months Ended September 30	5,539,000	4,484,000	1,055,000	24%

G&A increased 16% in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase is due to additional BackSpace locations and the new Louisiana market. Of this increase, $58,000 is due to higher cost of insurance.

G&A increased 24% in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Most of the increases are attributable to the 2021 acquisition of the Louisiana market and BackSpace clinic openings. Of this increase, insurance increased approximately $160,000.

FDA Clinical Trial

In August 2020, the United States Food and Drug Administration (the “FDA”) approved the Company’s investigational new drug application. The Company completed the third cohort of Phase 1 of the clinical trial in August 2022. The Company incurred $125,000 in G&A expenses related to consultants, supplies, software and travel for the clinic trial during the three months ended September 30, 2022 compared to $187,000 in the three months ended September 30, 2021. The Company incurred $391,000 during the nine months ended September 30, 2022 compared to $531,000 expenses in the nine months ended September 30, 2021. Salaries related to the trial were $14,000 for the three months ended September 30, 2022 compared to $20,000 for the three months ended September 30, 2021. Salaries related to the trial were $53,000 for the nine months ended September 30, 2022 compared to $89,000 for the nine months ended September 30, 2021.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Depreciation and Amortization	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$482,000	$451,000	$31,000	7%
Nine Months Ended September 30	1,367,000	1,315,000	52,000	4%

Depreciation and amortization increased $31,000 for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Depreciation and amortization increased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase is attributable to the assets added from acquisitions made during the first nine months of 2021 and the opening of nine BackSpace locations after September 30, 2021.

Loss on disposal and impairment is related to either gains or losses related to the disposal of our property and equipment purchases or impairment on the write off of intangible assets.

Loss on sale of assets	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$(50,000)	$(56,000)	$6,000	11%
Nine Months Ended September 30	(98,000)	(60,000)	(38,000)	(63)%

Loss on sale of assets decreased $6,000 for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This loss was attributed to the disposal of assets at two closed clinics during the second quarter of 2022.

Loss on sale of assets increased $38,000 during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Along with the loss from the closure of clinics in the second quarter of 2022, $34,000 of this increase is due to the impairment of intangible asset from a closed clinic in the first quarter of 2022.

Gain/Loss on lease modification	2022	2021	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$12,000	$57,000	$(45,000)	(79)%
Nine Months Ended September 30	(40,000)	57,000	(97,000)	(170)%

Gain on lease modification decreased $45,000 for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This loss was attributed to the disposal of assets at two closed clinics during the second quarter of 2022.

Loss on lease modification decreased $97,000 during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2022.

Analysis of Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, public offering, self-insured employers and other payers.

During the nine months ended September 30, 2022, net cash used in operations increased to $8.2 million compared to $5.7 million for the nine months ended September 30, 2021. This difference was primarily attributable to the impairment loss charge for two locations during the nine months ended September 30, 2022.

Net cash used in investing activities during the nine months ended September 30, 2022 and 2021 was $216,000 and $1.2 million, respectively. This decrease was primarily driven by the acquisitions made during the first nine months of 2021, totaling $732,000.

Net cash provided by financing activities during the nine months ended September 30, 2022 and 2021 was $4.2 million and $15.5 million, respectively. This difference was attributable to the $19.0 million from the gross proceeds from issuance of common stock offset by $3.5 million paid towards notes payable during the nine months ended September 30, 2021.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
GAAP loss attributable to IMAC Holdings, Inc.	$(6,334,000)	$(2,893,000)	$(11,340,000)	$(7,661,000)
Interest income	(3,000)	(2,000)	(4,000)	(2,000)
Interest expense	3,000	108,000	12,000	411,000
Share-based compensation expense	84,000	188,000	354,000	422,000
Depreciation and amortization	482,000	451,000	1,367,000	1,315,000
Loss on sale of assets	-	56,000	-	60,000
Loss on disposition and impairment of assets	3,850,000	-	3,932,000	-
Adjusted EBITDA	$(1,918,000)	$(2,092,000)	$(5,679,000)	$(5,455,000)

Liquidity and Capital Resources

As of September 30, 2022, we had $2.8 million in cash and working capital of $2.6 million. As of December 31, 2021, we had cash of $7.1 million and working capital of $4.1 million. The decrease in working capital was primarily due to the use of cash for operating expenses during the nine months ended September 30, 2022, partially offset by the proceeds from the Company’s at-the-market offering.

As of September 30, 2022, we had approximately $3.9 million in current liabilities. Operating leases represent $1.5 million of our current liabilities. Of our remaining current liabilities as of September 30, 2022, approximately $714,000 is current liabilities to our vendors, which we have historically paid down in the normal course of our business and accrued expenses represents approximately $528,000 of the balance. Lastly, accrued wages, taxes, 401 contributions and paid time off represent approximately $1.5 million of the remaining liabilities.

On October 29, 2020, the Company entered into the October Purchase Agreement with Iliad Research & Trading, L.P., pursuant to which the Company agreed to issue and sell to the Holder a secured promissory note in an initial principal amount of $2,690,000, which is payable on or before April 29, 2022. The October Principal Amount includes an original discount of $175,000 and $15,000 that the Company agreed to pay to the Holder to cover the Holder’s legal fees, accounting costs, due diligence and other transaction costs. In exchange for the October Note, the Holder paid a purchase price of $2,500,000. The October Purchase Agreement also provides for indemnification of the Holder and its affiliates in the event that they incur loss or damage related to, among other things, breach by the Company of any of its representations, warranties or covenants under the October Purchase Agreement. In connection with the October Purchase Agreement and the October Note, the Company entered into a Security Agreement with the Holder, pursuant to which the obligations of the Company is secured by all of the assets of the Company, excluding the Company’s accounts receivable and intellectual property. Upon an event of default under the October Note, the October Security Agreement entitles the Holder to take possession of such collateral; provided that the Holder’s security interest and remedies with respect to the collateral are junior in priority to the security interest previously granted by the Company to the Holder in connection with a separate financing entered into by them on March 25, 2020, for which the Holder holds a senior, first-priority security interest in the same collateral.

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

On August 16, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional accredited investors (the “Purchasers”) pursuant to which the Company offered for sale to the Purchasers an aggregate of 5,164,474 shares (the “Shares”) of its common stock at a purchase price of $0.76, in a registered direct offering (the “Registered Direct Offering”). In a concurrent private placement, the Company also agreed to issue to the investors Series 1 warrants to purchase 5,164,474 shares of common stock that will become exercisable on the date that is six months following the date of issuance of the shares of common stock in the Registered Direct Offering (the “Exercise Date”) and expire on the five year anniversary of the Exercise Date, at an exercise price of $0.95 per share, and Series 2 warrants to purchase 5,164,474 shares of common stock that will become exercisable on the Exercise Date and expire on the one year anniversary of the Exercise Date, at an exercise price of $0.95 per share. The Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-237455) originally filed with the SEC on March 27, 2020 (as amended, the “Registration Statement”), which was declared effective on April 3, 2020. The Company received gross proceeds of both transactions of $3.9 million. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes, including financing the costs of implementing the Company’s strategic alternative activities.

These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern.

Contractual Obligations

The following table summarizes our contractual obligations by period as of September 30, 2022:

	Payments Due by Period				More
	Total	Less Than 1 Year	1-3 Years	4-5 Years	Than 5 Years
Short-term obligations	$58,904	$58,904	$-	$-	$-
Long-term obligations, including interest	62,862	-	49,239	13,623	-
Finance lease obligations, including interest	38,175	8,181	29,994	-	-
Operating lease obligations	5,138,427	438,754	3,860,718	838,955	-
	$5,298,368	$505,839	$3,939,951	$852,578	$-

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2022. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2022.

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

This amount represented a statistical extrapolation of $11,530 of charges from a sample of 40 claims for the periods February 2017 to November 2020. The Company began its own internal audit process and disagrees with the interpretation of the medical records and the extrapolation techniques used to derive the balance. The Company continued the appeals process to the second level appeal related to the error rate and are anticipating a third appeal on the remaining $5,327.73 amount. As of September 30, 2022, this was settled for approximately $5,000.

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

The Company is unable to predict the timing and ultimate outcome of these matters. Any potential loss may be classified as errors and omissions for which insurance coverage was in place during a majority of the years being evaluated. As of September 30, 2022, the Company has recorded no liability for these claims as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

We recorded a net loss for the nine months ended September 30, 2022 and September 30, 2021 and there can be no assurance that our future operations will result in net income.

For the nine months ended September 30, 2022 and the nine months ended September 30, 2021, we had net revenue of approximately $12.7 million and $10.0 million, respectively, and we had net loss of approximately $11.3 million and $7.7 million, respectively. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The fee we charge for our management services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our services at acceptable prices relative to our costs, or if we fail to develop and introduce new services on a timely basis and services from which we can derive additional revenues, our financial results will suffer.

We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

Our future success depends on our ability to attract and retain qualified personnel, and changes in management may negatively affect our business.

We have a need for substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our development.

We may form or seek strategic alliances in the future, and we may not realize the benefits of such alliances.

If our stock price falls below $1.00 per share, our common stock may be subject to delisting from The Nasdaq Capital Market.

If the bid price of our common stock were to close below the required minimum $1.00 per share for 30 consecutive business days, we may receive a deficiency notice from Nasdaq regarding our failure to comply with Nasdaq Marketplace Rule 5550(a)(2). If we receive such a notice, pursuant to Marketplace Rule 5810(c)(3)(A), we may become subject to a period of 180 calendar days to regain compliance with Rule 5550(a)(2). If at any time the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with Rule 5550(a)(2). We received a deficiency notice from Nasdaq in September 2022 whenopstock price was below $1.00 for 30 consecutive days. In the event we do not regain compliance with Rule 5550(a)(2) prior to the expiration of any Nasdaq compliance period, Nasdaq may notify us that our common stock is subject to delisting. We may appeal such a delisting determination to a Nasdaq hearing panel and the delisting may be stayed pending the panel’s determination. At such hearing, we would present a plan to regain compliance and Nasdaq would then subsequently render a decision. We are currently evaluating our alternatives to resolve any listing deficiency. To the extent that we are unable to resolve a listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock.

The price of our common stock has been volatile, and you could lose all or part of your investment.

If shares of our common stock become subject to the penny stock rules, it would become more difficult to trade them.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. Further, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes. As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $27.6 million and $29.4 million, respectively.

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

IMAC HOLDINGS, INC.

Date: November 14, 2022	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Sheri Gardzina
Sheri Gardzina
Chief Financial Officer (Principal Financial and Accounting Officer)

