Form 10-K
period 2022-12-31
IMAC Holdings, Inc.
filed 2023-03-31
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3401 Mallory Lane, Suite 100, Franklin, Tennessee	37067
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BACK	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock	IMACW	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates based on the closing stock price on June 30, 2022, was approximately $6 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 28, 2023 was 33,017,049.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMAC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2022

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

Overview

We are a provider and manager of value-based, conservative medical care combining life science advancements with traditional medical care for movement-restricting diseases and conditions in IMAC Regeneration Centers and BackSpace clinics. Our Innovative Medical Advancements and Care (IMAC) Regeneration Centers combine medical and physical procedures to improve patient experiences and outcomes and reduce healthcare costs as compared to other available treatment options. As of December 31, 2022, we own three and manage seven outpatient clinics that provide regenerative, orthopedic and minimally invasive procedures and therapies. Our treatments are performed by licensed medical practitioners through our regenerative rehabilitation protocols designed to improve the physical health, to advance the quality of life and to lessen the pain of our patients. We do not prescribe opioids, but instead offer an alternative to conventional surgery or joint replacement surgery by delivering minimally invasive medical treatments to help patients with sports injuries, back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our employees focus on providing exceptional customer service to give our patients a memorable and caring experience. We believe that we have priced our treatments to be affordable by 95% of the population and are well positioned in the expanding regenerative medical sector.

Our licensed healthcare professionals provide each patient a custom treatment plan that integrates innovative regenerative medicine protocols (representing 9% of our revenue) with traditional, minimally invasive (minimizing skin punctures) medical procedures (representing 63% of our revenue) in combination with physical therapies (representing 22% of our revenue), chiropractic care (representing 5% of our revenue) and the remaining 1% of our revenue from memberships. We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. We have successfully treated patients that were previously addicted to opioids because of joint or soft tissue related pain. Further, our procedures comply with all professional athletic league drug restriction policies, including the NFL, NBA, NHL and MLB.

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

We are led by senior executive officers who together have more than 100 years of combined experience in the healthcare services industry. Jeffrey S. Ervin, co-founder of IMAC Holdings and our Chief Executive Officer, joined us in March 2015. Mr. Ervin has a history of sourcing private equity investments and managing private equity operations in the healthcare and other growth industries. Mr. Ervin earned an M.B.A. degree from Vanderbilt University. The founder of our company, Matthew C. Wallis, DC, a licensed chiropractor, is our President. Dr. Wallis has implemented strategies in the company to create consistent operating efficiencies for our sales, marketing and service delivery operations. Sheri F. Gardzina serves as our Chief Financial Officer and joined the company in November 2017. Mrs. Gardzina earned an M.B.A. and M.S. from Northeastern University and is a licensed Certified Public Accountant. Ben Lerner, DC, a licensed chiropractor, joined the team in February 2022 as our Chief Operating Officer. Dr. Lerner left the company in February 2023 to pursue other opportunities.

Recent Developments

On March 20, 2023, we announced an executed letter of intent for a strategic merger-of-equals with Brain Scientific, Inc. (OTCQB:BRSFD), a Florida-based applied science technology company. Together, the companies will provide patients with true end-to-end neurological solutions using Brain Scientific’s diagnostic and motion technologies and IMAC’s regenerative rehabilitation medical services. Hassan Kotob, Chief Executive Officer of Brain Scientific, is expected to serve as Chairman and CEO of the combined company. The details related to this merger-of-equals are still being negotiated and have not been finalized.

The Company believes, although there can be no assurance, that, when reported, the revenues and net earnings for the year ended December 2023 of the combined Companies will exceed those reported for 2022. Consummation of the transactions contemplated by the letter of intent (collectively, the “Brain Scientific Acquisition”) is subject to the execution and delivery of a definitive Share and Asset Purchase Agreement and the satisfaction of the closing conditions which will be contained therein. It is contemplated that the Brain Scientific Acquisition will be consummated in 2023, but there can be no assurance that a definitive Share and Asset Purchase Agreement will be entered into, or that the Brain Scientific Acquisition will be consummated upon the terms set forth in the letter of intent or otherwise. Additionally, there will be a number of risks attendant upon the Brain Scientific Acquisition. See “Risk Factors – Risks Related to the Brain Scientific Acquisition”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Brain Scientific Acquisition” and “Business – Brain Scientific Acquisitions”.

Our Operations

As of December 31, 2022, we operated 10 outpatient medical clinics in five states and 10 BackSpace locations in three states. Given the Company’s current financial position, during the first quarter of 2023, the Company decided to close four underperforming locations and in addition sold its Louisiana Orthopedic practice as well as The BackSpace, LLC operations in an effort to raise sufficient capital to support on-going operations. Management has been actively exploring various strategic alternatives in an effort to support operations in 2023 and beyond.

Below is a description of each of our outpatient medical clinics as of December 31, 2022 along with each location’s current status:

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

In March 2018, we purchased a medical practice building in Lexington, Kentucky, for $1.2 million. The Lexington, Kentucky clinic was our seventh IMAC outpatient medical clinic, which we named the Tony Delk Center, and opened on July 2, 2018. This building was sold in June 2020 and we then entered into a lease for the building that expires in July 2025. This clinic discontinued patient care in January 2023.

We opened a 4,700 square foot facility in Murray, Kentucky, a town of nearly 15,000 residents near the Tennessee border in February 2017. This facility provides medical evaluations, fluoroscopic joint and appendage injections, and physical medicine and refers patients to Paducah for regenerative PRP medical procedures. The lease is scheduled to expire in December 2023.

Missouri Market, St. Louis

In January 2016, IMAC of St. Louis, LLC, doing business as the Ozzie Smith Center, executed a lease for a 13,300 square foot facility in Chesterfield, Missouri, a suburb 18 miles west of downtown St. Louis. The Ozzie Smith Center opened in May 2016. Dr. Devin Bell, D.O. is the medical director. The clinic performs medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, regenerative PRP medicine and physical medicine. Namesake Ozzie Smith was inducted into the Major League Baseball Hall of Fame in 2002 and replicas of his 13 gold glove trophies are in the lobby of the clinic. The lease agreement runs until August 2026.

The Ozzie Smith Center opened a satellite facility in St. Peters, Missouri to assist with demand from suburbs west of the Missouri River. The St. Peters clinic opened for business in July 2017. The facility operates under the direction of Dr. Bell and offers patient medical evaluations with x-ray, fluoroscopic joint and appendage injections, and physical medicine. This clinic discontinued patient care in December 2021. The lease expired in August 2022.

The Ozzie Smith Center acquired the chiropractic clinic of Lockwood Chiropractic in Webster Groves, Missouri, a suburb of St. Louis, in November 2020. The clinic relocated to a new medical facility in January 2022, which gives us the opportunity to expand medical services to broaden our patient base while expanding into neighboring suburbs. The lease expires in January 2029.

Missouri Market, Springfield

In August 2018, we acquired the physical and occupational therapy provider, Advantage Therapy, which operated four locations in the Springfield, Missouri metropolitan area. The South Springfield location originally occupied 5,000 square feet, until it was relocated in September 2019 to a 7,520 square feet location which has a lease that expires in June 2024. The North Springfield, Monett and Ozark locations function as satellite locations. The North Springfield location functions within 2,400 square feet with a lease that expired in May 2022. The Monett location occupied 2,200 square feet pursuant to a lease that expired in February 2021. We negotiated with the landlord to exit the lease early, and closed the facility in December 2020. The Ozark location operated in approximately 1,000 square feet, until it was relocated in 2019 to a 2,740 square foot location with a lease that expires in May 2024. Advantage Therapy is an established business with more than ten years of operations in the Springfield, Missouri market. The North Springfield and Ozark locations discontinued patient care in 2022.

Tennessee Market

The David Price Center opened in Brentwood, Tennessee in May 2017, however, this clinic discontinued patient care in April 2022. The 7,500 square foot location is leased through July 2024 and is being used as corporate office space as of December 31, 2022.

In November 2017, a 5,500 square foot facility was opened in Murfreesboro, Tennessee however, this clinic discontinued patient care in February 2021.

Chicago Market

In April 2019, we acquired the non-medical assets of, and management agreements for, a regenerative medicine and physical medicine practice operating in three locations in the Chicago, Illinois metropolitan area. The Arlington Heights location occupies 3,390 square feet and has a lease which expires in July 2023. The Elgin location occupies 3,880 square feet and has a lease which expires in October 2023. The Elgin location was sold in November 2022.

In November 2019, we entered into a management agreement for an occupational and physical therapy practice in Rockford, Illinois. This location occupies 3,056 square feet and has a lease that expires in July 2023. This management agreement was terminated in 2021.

In June 2021, we completed an asset purchase in Naperville, Illinois. The clinic provides a wide variety of orthopedic treatments for various conditions through a combination of medical and physical rehabilitation services. This location occupies 2,153 square feet and has a lease that expires in July 2025. This clinic was sold in July 2022 and the lease terminated effective December 1, 2022.

Florida Market

In January 2020, we acquired the assets and assumed the building lease liability of Chiropractic Health of Southwest Florida, Inc. in Bonita Springs, Florida. The building lease expires in December 2024. The acquisition of this practice expanded our presence into a new market where we have extended our service offering to incorporate medical procedures to the existing physical therapy, chiropractic care and soft tissue therapies. This clinic discontinued patient care in March 2022.

In February 2021, we acquired the business of Willmitch Chiropractic, P.A. in Tampa, Florida. This location provides chiropractic care and occupies 3,613 square feet with a lease that expires in April 2026. This clinic discontinued patient care in January 2023.

In March 2021, we completed an asset purchase in Orlando, Florida. The clinic operates in 2,500 square feet with a lease that expires in September 2023. This clinic discontinued patient care in March 2022.

In June 2021, we completed an asset purchase in Fort Piece, Florida. The clinic provides chiropractic care and will be incorporating medical procedures. This clinic occupies 3,368 square feet with a lease that expires in May 2026. This clinic discontinued patient care in January 2023.

IMAC Medical of Louisiana

In October 2021, we acquired the assets and management agreement of IMAC Medical of Louisiana in Baton Rouge, Louisiana. The location occupies 9,000 of square feet with a lease that expires in December 2026. This clinic was sold in January 2023. See Note 15 for additional information.

BackSpace

As of December 31, 2022 we had 10 BackSpace clinics in Florida, Missouri and Tennessee. These clinics are located in Walmart and provide chiropractic adjustments, nerve and muscle stimulation, and percussion tool therapies for soft tissue recovery, muscle relaxation, and spinal wellness. The BackSpace operations were sold in February 2023. See Note 15 for additional information.

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

The medical consulting group has assisted us in conducting research, establishing patient engagement tools and developing clinical strategies to achieve the IND and RMAT. We executed a technology transfer agreement with a research university to license an FDA Phase I approved mesenchymal stem cell drug candidate. We submitted an IND application with the FDA using this therapeutic product in May 2020, and the FDA Office of Tissues and Advanced Therapies authorized the Phase I clinical trial in August 2020. IMAC physicians were trained to administer treatments within IMAC facilities and the FDA approved opening enrollment for the trial in November 2020. The first enrollee was treated in December 2020, utilizing umbilical cord-derived allogenic mesenchymal stem cells for the treatment of bradykinesia due to Parkinson’s disease. The Phase 1 clinical trial consists of a 15-patient dose escalation safety and tolerability study. The trial is divided into three groups: (1) five patients with bradykinesia due to Parkinson’s disease received a low intravenous dose, (2) five patients received a medium intravenous dose, (3) and five patients received a high intravenous dose. Each trial participant received an intravenous infusion of stem cells and will be tracked for 12 months for data collection. The final patient was dosed on September 6, 2022.

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

Our Growth Strategy

We have developed a comprehensive approach and well-defined model delivering movement-optimizing medical treatments for minimally invasive orthopedic and neurological care. We recognize that patients often have broad set of conditions that restrict their movement and we provide a comprehensive physical evaluation to target all conditions that impact someone’s ability to function optimally. The key elements of our strategy that we believe will propel our growth are:

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

Provide Multi-Specialty Medical Services. We recognized consistent patterns in our patients’ deficiencies. Instead of sending the patient to other medical specialists, we have incorporated complementary medical services to our patients for added convenience and satisfaction. By bringing together a diverse array of medical specialists and services, we are able to treat more health conditions and attract a larger base of patients. For example, obesity is a significant contributor to poor orthopedic function. While not a primary service offering, we offer medical weight loss protocols to assist with alleviating joint and back pain.

Advertising and Marketing

Our corporate advertising and marketing efforts focus on increasing our brand awareness and communicating our commitment to “success without major surgery,” along with other competitive advantages our company offers. Our marketing strategy is to offer an innovative and recently approved medical technologies for movement and orthopedic therapies that appeal to a wide range of potential patients, continually elevate awareness of our brand and generate demand for our outpatient medical services. We rely on a number of channels in this area, including digital advertising, email marketing, social media and affiliate marketing, as well as through strategic partnerships with well-known sports celebrities to build our endorsements and draw patients to our IMAC Regeneration Centers. Our celebrity endorsers appear in our press marketing and social media marketing efforts and help generate interest in our brand and services. We maintain our website at www.imacregeneration.com. Advertising and marketing expense was approximately $1,100,000 and $1,325,000 for the years ended December 31, 2022, and 2021, respectively.

Our sales and marketing strategy focuses on individuals who seek to maintain, restore and maximize their health and wellness. A majority of our customers are located within 25 miles of one of our outpatient medical clinics. During the years ended December 31, 2022 and 2021, no single customer accounted for more than 10% of our consolidated revenue.

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

We believe that we differentiate ourselves from our competition as a result of the following competitive strengths:

Our Minimally Invasive Approach to Traditional Orthopedic Care. We pay particular attention to rehabilitating our patients’ musculoskeletal system to reduce pain and enhance mobility without major surgery or anesthesia. By combining physical therapy and regenerative medicine, we are able to treat a variety of physical conditions by using a patient’s own body to help heal itself.

Strong Regional Presence. We own three and manage seven clinics in five states, providing us leverage for implementation of our marketing strategies and utilization of our staff. We believe we offer a broader platform of regenerative therapies than our regional competitors.

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

For years ended December 31, 2022 and 2021, we did not incur any material time or labor for the development of the technology we use in our operations.

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

Employees and Human Capital Management

As of March 28, 2023, we employed 85 individuals, of which 85 were full-time employees. As of that date, none of our employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be good. Integrating new staff into our culture is important for developing a positive work environment and maintaining future job satisfaction. Since December 2017, we have issued a semi-annual employee satisfaction survey to identify opportunities to enhance our corporate culture. We strive for greater diversity and inclusion through our employment and management practices. Today, our full-time employees range in age from 21-70 years, 25% of our executive team is female, 33% of our medical doctors represent a racial minority, and 74% of our full-time staff is female. We remain further committed to increasing the diversity of our employee base.

In the states in which our current outpatient clinics are located, persons performing designated medical or physical therapy services are required to be licensed by the state. Based on standard employee screening systems in place, all persons currently employed by us who are required to be licensed are licensed. We are not aware of any federal licensing requirements applicable to our employees.

Medical Advisory Board

We have a Medical Advisory Board comprised of all IMAC medical physicians. The Advisory Board meets annually to discuss matters relating to our therapies, range of medical treatments and strategic direction, and periodically presents its suggestions to our Board and to executive management. Members of the Advisory Board are reimbursed by us for out-of-pocket expenses incurred in serving on the Advisory Board.

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

Fort Pierce Chiropractic. We completed an asset purchase of this clinic located in Fort Pierce, Florida and the third Florida addition during 2021. This clinic provides chiropractic care and the Company will be introducing medical services to the current patient base.

Active Medical Center. We acquired the assets of this clinic located in Naperville, Illinois in June 2021. This clinic provides a variety of orthopedic treatments for various conditions through a combination of medical and physical rehabilitation services and will join the other clinic in the Chicago area.

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

Our consolidated financial statements include the accounts of IMAC Holdings, Inc. and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”), IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”), IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”), IMAC Management of Illinois, LLC (“IMAC Illinois”), Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”), IMAC Management of Florida, LLC (“IMAC Florida”), Louisiana Orthopaedic & Sports Rehab (“IMAC Louisiana”) and The Back Space, LLC (“BackSpace”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); the following entities which are consolidated with IMAC Management of Illinois, LLC due to control by contract: Progressive Health and Rehabilitation, Ltd., Illinois Spine and Disc Institute, Ltd. and Ricardo Knight, P.C.; the following entities which are consolidated with IMAC Management Services, LLC due to control by contract: Integrated Medicine and Chiropractic Regeneration Center PSC (Kentucky PC) and IMAC Medical of Kentucky, PSC (Kentucky PSC); the following entities which are consolidated with IMAC Florida due to control by contract: Willmitch Chiropractic, P.A. and IMAC Medical of Florida, P.A.; the following entity which is consolidated with Louisiana Orthopaedic & Sports Rehab due to control by contract: IMAC Medical of Louisiana, a Medical Corporation; and the following entities which are consolidated with BackSpace due to control by contract: ChiroMart LLC, ChiroMart Florida LLC, and ChiroMart Missouri LLC.

Effective June 1, 2018, IMAC Holdings converted into a Delaware corporation and we changed our name to IMAC Holdings, Inc., which is referred to herein as the Corporate Conversion. In conjunction with the conversion, all of our outstanding membership interests were exchanged on a proportional basis into shares of common stock.

Our principal executive offices are located at 3401 Mallory Lane, Suite 100, Franklin, Tennessee, 37067 and our telephone number is (844) 266-IMAC (4622). We maintain a corporate website at imacholdings.com.

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

Risks Relating to Our Company, Business and Industry

We recorded a net loss for the twelve months ended December 31, 2022 and December 31, 2021 and there can be no assurance that our future operations will result in net income; we received a going concern qualification.

For the twelve months ended December 31, 2022 and December 31, 2021, we had net revenue of approximately $16,186,000 and $14,386,000, respectively, and we had net loss of approximately $18,313,000 and $10,542,000, respectively. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The fee we charge for our management services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our services at acceptable prices relative to our costs, or if we fail to develop and introduce new services on a timely basis and services from which we can derive additional revenues, our financial results will suffer.

As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

Risks related to the Brain Scientific Acquisition. Although the Company has entered into the letter of intent with respect to the Brain Scientific Acquisition, such acquisition is subject to the execution and delivery of a definitive Share and Asset Purchase Agreement and the satisfaction of the closing conditions which will be contained therein. There can be no assurance that the Brain Scientific Acquisition will be consummated. In the event that the Brain Scientific Acquisition is consummated, there can be no assurance that it will prove to be beneficial to the Company. The Company believes, although there can be no assurance, that, when reported, the revenues and net earnings for the year ended December 2023 of the combined Companies will exceed those reported for 2022. In addition to the specific risks associated with the Brain Scientific Acquisition, such acquisition will be subject to general acquisition-related risks. See “Acquisition-Related Risks”.

Acquisiton-Related Risks. As part of its growth strategy, the Company will seek to acquire or invest in complementary (including competitive) businesses, products or technologies. Although the Company has identified potential acquisition candidates, it currently has no commitments or agreements with respect to any such acquisitions or investments other than the Brain scientific Acquisition, and there can be no assurance that it will eventually consummate the Brain Scientific acquisition or any other acquisition or investment. The process of integrating acquired assets into the Company’s operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company’s business. In addition, the Company has limited experience in performing acquisitions and managing growth. There can be no assurance that the anticipated benefits of any acquisition will be realized. In addition, future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company’s operating results and financial position. In addition, acquisitions also involve other risks, including risks inherent in entering markets in which the Company has no or limited prior experience and the potential loss of key employees.

Further, because of our small size and limited operating history, our company is particularly susceptible to adverse effects from changes in the law, economic conditions, consumer tastes, competition and other contingencies or events beyond our control. It may be more difficult for us to prepare for and respond to these types of risks than it would be for a company with an established business and operating cash flow. Due to changing circumstances or an inability to implement any portion of our growth strategy, we may be forced to dramatically change our planned operations.

We have incurred significant losses since our inception. We expect to incur losses this year and may never achieve or maintain profitability.

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

Our future success depends on our ability to attract and retain qualified personnel, and changes in management may negatively affect our business.

We have a need for additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our development.

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

Our ability to successfully grow our business and implement our growth strategy depends in large part on the availability of adequate capital to finance operations. We can give no assurance that we will continue to have sufficient capital to support the continued operations of our company. Changes in our growth and expansion strategy, lower than anticipated revenue for the medical clinics, unanticipated and/or uncontrollable events in the credit or equity markets, changes to our liquidity, increased expenses, and other events may cause us to seek additional debt or equity financing. Financing may not be available on favorable or acceptable terms, or at all, and our failure to raise capital could adversely affect our operations and financial condition.

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

Our growth strategy relies on obtaining sufficient financing, including one or more equipment lines to purchase medical and office equipment and one or more lines of credit for operating and related expenses. We may not be able to obtain financing on acceptable terms or in the amount anticipated by our growth and expansion strategy. If unable to secure the amount of financing anticipated by our growth and expansion strategy, we may be unable to implement one or more portions of our growth and expansion strategy. If we accept less favorable terms for our financing than anticipated, we may incur additional expenses and restrictions on operations and may be less liquid and less profitable than expected. Should either of these events occur, we could suffer material adverse effects to our ability to implement our growth and expansion strategy and operate successfully.

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

Our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2022 a statement that there is substantial doubt as to our ability to continue as a going concern as a result of continued losses and financial condition at December 31, 2022, unless we are able to obtain additional financing, enter into strategic alliances or sell assets. The reaction of investors to the inclusion of a going concern statement by our auditors, our current lack of cash resources and our potential inability to continue as a going concern may adversely affect our share price and our ability to raise new capital or enter into strategic alliances. If we become unable to obtain additional capital and to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

Our medical clinics in Kentucky are held by a professional service corporation that is owned by Matthew C. Wallis, DC, our President, a director and co-founder of our company, and Jason Brame, DC, a co-founding member of our company, in order to comply with the state’s laws regulating the ownership of medical practices. The professional service corporation directs the provision of medical services to patients and employs the physicians and registered nurses at the clinics, we do not. Rather, pursuant to the terms of a long-term, exclusive management services agreement, we employ the non-medical provider staff for the clinics and provide comprehensive management and administrative services to help the professional service corporation operate the clinics. We believe that the service fees and other terms of our management services agreement are standard in the outpatient healthcare practice area. Nonetheless, the management services agreement presents the possibility of a conflict of interest in the event that issues arise with regard to the respective medical and non-medical services being provided at the clinics, including quality of care issues of which we become aware and billing and collection matters that we handle on behalf of the physician practices, where our interests may diverge from those of Drs. Wallis and Brame acting on behalf of the professional service corporation. No such issues, however, have occurred during this arrangement.

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

We will depend heavily on the efforts of our key personnel.

Our success depends, to a significant extent, upon the efforts and abilities of our officers and key employees, including medical and chiropractic doctors and other practitioners. Loss or abatement of the services of any of these persons, could have a material adverse effect on us and our business, operations and financial performance.

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

Our current primary service areas are located in certain geographical areas in the states of Florida, Illinois, Kentucky, Louisiana and Missouri. Our operations and profitability could be adversely affected by a local economic downturn, changes in local consumer acceptance of our approach to healthcare, and discretionary spending power, and other unforeseen or unexpected changes within those areas.

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

We are a holding company in which our medical clinics are formed in separate subsidiaries. Our subsidiaries are currently operating in Florida, Illinois, Kentucky, Louisiana and Missouri. As a consequence of this entity structure, any adverse change to the brand, reputation, financial performance or other aspects of the IMAC Regeneration Center brand at any one location could adversely affect the operations and financial performance of the entire company.

We may incur losses that are not covered by insurance.

We maintain insurance policies against professional liability, general commercial liability and other potential losses of our company. All of the regenerative, medical, physical therapy and chiropractic treatments performed at our clinics are covered by our malpractice insurance; however, there is an upper limit to the payout allowable in the event of our malpractice. Poor patient outcomes for healthcare providers may result in legal actions and/or settlements outside of the scope of our malpractice insurance coverage. Regenerative medicine represents approximately 2% of our patient visits and 9% of our revenue. Future innovations in regenerative medicine may require review or approval of such innovations by governmental regulators. During formal research studies performed in collaboration with regulators, we may be required to obtain new insurance policies and there is no assurance that insurance policy underwriters will provide coverage for such research initiatives. If an uninsured loss or a loss in excess of insured limits occurs, our financial performance and operation could suffer material adverse effects.

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

On June 3, 2021, the Company received a request for payment from CMS in the amount of $2,918,472. The Company began its own internal audit process and initiated the appropriate appeals. The Company received a notification dated September 30, 2021, from CMS that they “found the request to be favorable by reversing the extrapolation to actual”. The Company received a separate notification stating “the extrapolated overpayment was reduced to the actual overpayment amount for the sampled denied claims $5,327.73,” which had been paid as of December 31, 2021.

On October 21, 2021, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $2,716,056.33. This amount represents a statistical extrapolation of $6,791.33 of charges from a sample of 38 claims for the periods July 2017 to November 2020 for Progressive Health & Rehabilitation, Ltd (“Progressive Health”). The Company entered into a management agreement with Progressive Health in April 2019 and therefore liable for only a portion of the sampled claims. There were a total of 38 claims reviewed, 25 of these claims were from the period prior to the management agreement with the Company and the remaining 13 claims were related to the period that Progressive Health was managed by the Company. In December 2021, the Company received a request for payment from CMS in the amount of $2,709,265. The Company has begun its own internal audit process and has initiated the appropriate appeals. The Company has accrued $20,000 for this potential overpayment.

On May 17, 2022, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $492,086.22 related to Advantage Therapy. This amount represents a statistical extrapolation of charges from a sample, the actual amount found to be overpaid was $10,420.22. On May 27, 2022 the Company received a request for payment from CMS in the amount of $481,666.00. The Company has begun its own internal audit process and has initiated the appropriate appeals. Prior to this May 2022 notification, CMS had implemented a pre-payment audit for Advantage Therapy. As of December 31, 2022, this audit had resulted in a recoupment balance of approximately $91,000 of Medicare accounts receivable.

On December 9, 2022, the Company received a suspension of payment notification from Covent Bridge Group, a Center for Medicare & Medicaid Services contractor, for IMAC Regeneration Center of Kentucky. On December 22, 2022, the Company responded to the payment suspension with a Rebuttal of Notice. The suspension of payment will remain in effect until the Rebuttal of Notice is answered. Guidelines suggest a 30 to 45 day response time, although no response has been provided nor any explanation regarding the payment suspension as of the date of this filing.

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

In addition, our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our non-clinical, preclinical or clinical programs. Our CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated. As a result, our financial results and the commercial prospects for the clinical trial would be harmed, our costs could increase and our ability to generate revenues could be delayed or ended.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our business operations and current and future arrangements with third-party payors, healthcare providers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, develop, market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;

●	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

●	the federal transparency requirements under the ACA requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report to the Department of Health and Human Services information related to physician payments and other transfers of value and ownership and investment interests held by physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and their immediate family members and payments or other transfers of value made to such physician owners;

●	analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures and pricing information; and

●	efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, imprisonment and the curtailment or restructuring of our operations. Further, defending against any such actions, even if successful, can be costly, time-consuming and may require significant personnel resources. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Risks Relating to Ownership of Our Common Stock and Warrants

Our stock price is volatile and an investment could decline in value.

The market price of our common stock fluctuates substantially as a result of many factors, some of which are beyond our control. During the 52-week period prior to the filing of this Annual Report, the market price of our common stock ranged from a low of $0.15 per share to a high of $1.46 per share, and as of March 28, 2023, was $0.15 per share. These fluctuations could cause you to lose all or part of the value of your investment in our common stock and/or warrants. Factors that could cause fluctuations in the market price of our common stock include the following:

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

Our common stock closed below the required minimum $1.00 per share for 30 consecutive business days and we received a deficiency notice from Nasdaq regarding our failure to comply with Nasdaq Marketplace Rule 5550(a)(2) on September 21, 2022. When the notice was received, pursuant to Marketplace Rule 5810(c)(3)(A), we become subject to a period of 180 calendar days to regain compliance with Rule 5550(a)(2). If at any time the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with Rule 5550(a)(2). We did not regain compliance with Rule 5550(a)(2) prior to the expiration of the Nasdaq compliance period. We appealed the delisting determination to a Nasdaq hearing panel and the panel stayed the delisting. The Company received an extension through September 18, 2023. We are currently evaluating our alternatives to resolve any listing deficiency. To the extent that we are unable to resolve a listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. If shares of our common stock become subject to the penny stock rules, it would become more difficult to trade them.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. Further, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes. As of December 31, 2022, we had federal and state net operating loss carryforwards of approximately $37.0 million and $39.3 million, respectively.

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

We manage our business operations from our principal executive office in Franklin, Tennessee, and in our clinic locations. Our executive office lease is on a month-to-month basis. Our business is conducted at ten outpatient medical clinics and ten backspace clinics. Our total rent expense was $1.7 million under our office and medical clinic leases for 2022. For more information about our outpatient locations and the terms of their leases, see Item 1, “Business - Our Operations” above.

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

Market Information

In connection with the completion of our initial public offering, our common stock and warrants began trading on the Nasdaq Capital Market on February 13, 2019, under the symbols “IMAC” and “IMACW”, respectively. On August 8, 2022, the Company changed its “IMAC” ticker symbol to “BACK”.

As of March 28, 2023, there were approximately 22 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

References in this MD&A to “we,” “us,” “our,” “our company,” “our business” and “IMAC Holdings” are to IMAC Holdings, Inc., a Delaware corporation and prior to the Corporate Conversion (defined below), IMAC Holdings, LLC, a Kentucky limited liability company, and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”), IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) IMAC Management of Illinois, LLC (“IMAC Illinois”), Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”), IMAC Management of Florida, LLC (“IMAC Florida”), Louisiana Orthopaedic & Sports Rehab (“IMAC Louisiana”) and The Back Space, LLC (“BackSpace”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); the following entities which are consolidated with IMAC Management of Illinois, LLC due to control by contract: Progressive Health and Rehabilitation, Ltd., Illinois Spine and Disc Institute, Ltd. and Ricardo Knight, P.C.; the following entities which are consolidated with IMAC Management Services, LLC due to control by contract: Integrated Medicine and Chiropractic Regeneration Center PSC (Kentucky PC) and IMAC Medical of Kentucky, PSC (Kentucky PSC) ; the following entities which are consolidated with IMAC Florida due to control by contract: Willmitch Chiropractic, P.A. and IMAC Medical of Florida, P.A.; the following entity which is consolidated with Louisiana Orthopaedic & Sports Rehab due to control by contract: IMAC Medical of Louisiana, a Medical Corporation; and the following entities which are consolidated with BackSpace due to control by contract: ChiroMart LLC, ChiroMart Florida LLC, and ChiroMart Missouri LLC.

Overview

We are a provider of movement and orthopedic therapies and minimally invasive procedures performed through our regenerative and rehabilitative medical treatments to improve the physical health of our patients at our chain of IMAC Regeneration Centers and BackSpace clinics which we own or manage. Our outpatient medical clinics provide conservative, minimally invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our licensed healthcare professionals evaluate each patient and provide a custom treatment plan that integrates traditional medical procedures and innovative regenerative medicine procedures in combination with physical medicine. We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. The original IMAC Regeneration Center opened in Kentucky in August 2000 and remains the flagship location of our current business, which was formally organized in March 2015. As of December 31, 2022, we have ten outpatient medical clinics in Florida, Illinois, Kentucky, Louisiana and Missouri. We have partnered with former professional athletes in the branding of our IMAC Regeneration Centers. Our outpatient medical clinics emphasize our focus around treating sports and orthopedic injuries as an alternative to traditional surgeries for repair or joint replacement. As of December 31, 2022, The BackSpace, LLC had opened ten retail clinic locations in Florida, Missouri and Tennessee. The BackSpace operated healthcare centers specializing in chiropractic and spinal care services inside Walmart retail locations.

Given the Company’s current financial position, during the first quarter of 2023 the Company decided to close four underperforming locations and in addition sold its Louisiana Orthopedic practice as well as The BackSpace, LLC operations in an effort to raise sufficient capital to support on-going operations. Management has been actively exploring various strategic alternatives in an effort to support operations in 2023 and beyond.

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

Significant financial metrics

Our significant financial metrics of the Company for the year ended December 31, 2022 are set forth in the bullets below.

●	Net loss of $18.3 million in the year ended 2022 compared to a net loss of $10.5 million in the year ended 2021.

●	Adjusted EBITDA[1] of ($7.8million) for the year ended December 31, 2022 compared to ($7.7) for the year ended December 31, 2021.

●	The Company incurred $523,000 in FDA related expenses for the year ended December 31, 2022 compared to $593,000 for the year ended December 31, 2021.

●	Operating expenses increased $10.1 million related to the $8.3 million impairment loss on intangible assets and goodwill and $1.1 million in incremental salary expense from the additional BackSpace clinics opened between December 2021 and March 2022 and the full year of salaries related to our Louisiana acquisition in October 2021.

●	The Company had one-time expenses of $8.3 million in impairment loss related to the Company’s intangible assets and goodwill.

(1)	Adjusted EBITDA is a non-GAAP financial measure most closely comparable to the GAAP measure of net loss. See “Reconciliation of Non-GAAP Financial Matters” below for a full reconciliation of the GAAP and non-GAAP measures.

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

On March 20, 2023, we announced an executed letter of intent for a strategic merger-of-equals with Brain Scientific, Inc. (OTCQB:BRSFD), a Florida-based applied science technology company. Together, the companies will provide patients with true end-to-end neurological solutions using Brain Scientific’s diagnostic and motion technologies and IMAC’s regenerative rehabilitation medical services. Hassan Kotob, Chief Executive Officer of Brain Scientific, is expected to serve as Chairman and CEO of the combined company. The details related to this merger-of-equals are still being negotiated and have not been finalized.

The Company believes, although there can be no assurance, that, when reported, the revenues and net earnings for the year ended December 2023 of the combined Companies will exceed those reported for 2022. Consummation of the transactions contemplated by the letter of intent (collectively, the “Brain Scientific Acquisition”) is subject to the execution and delivery of a definitive Share and Asset Purchase Agreement and the satisfaction of the closing conditions which will be contained therein. It is contemplated that the Brain Scientific Acquisition will be consummated in 2023, but there can be no assurance that a definitive Share and Asset Purchase Agreement will be entered into, or that the Brain Scientific Acquisition will be consummated upon the terms set forth in the letter of intent or otherwise. Additionally, there will be a number of risks attendant upon the Brain Scientific Acquisition. See “Risk Factors – Risks Related to the Brain Scientific Acquisition”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Brain Scientific Acquisition” and “Business – Brain Scientific Acquisitions”.

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

Intangible Assets

The Company capitalizes the fair value of intangible assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over their estimated economic useful lives, generally the contract term. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include trade names, non-compete agreements, customer relationships and contractual agreements. Intangible assets are subject to annual impairment tests. An impairment loss of $3.8 million was recorded in September 2022 related to our Illinois and Kentucky acquisitions.

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

The goodwill test is performed at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The annual impairment test includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value; the qualitative test may be performed prior to, or as an alternative to, performing a quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company is required to perform the quantitative goodwill impairment test. Otherwise, no further analysis is required. A goodwill impairment loss of $4.5 million was recorded in December 2022 related to our Florida, Tennessee, Missouri and Louisiana acquisitions.

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

Starting in September 2022, the Company introduced hormone replacement therapy “HRT” and medical weight loss programs. The Company recognizes HRT and medical weight loss revenue as the services are provided.

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

Results of Operations for the Twelve Months Ended December 31, 2022 Compared to the Twelve Months Ended December 31, 2021

We own our medical clinics directly or have entered into long-term management services agreements to operate and control these medical clinics by contract. Our preference is to own the clinics; however, some state laws restrict the corporate practice of medicine and require a licensed medical practitioner to own the clinic. Accordingly, our managed clinics are owned exclusively by a medical professional within a professional service corporation (formed as a limited liability company or corporation) under common control with us or eligible members of our company in order to comply with state laws regulating the ownership of medical practices. We are compensated under management services agreements through service fees based on the cost of the services provided, plus a specified markup percentage, and a discretionary annual bonus determined in the sole discretion of each professional service corporation. See Note 15 for previously reported financial information that has been revised.

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

Revenues for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenues:
Outpatient facility services	$14,824	$13,475
Memberships	684	656
Retail clinics	678	33
Total revenues	$16,186	$14,164

See the table below for more information regarding our revenue breakdown by service type.

	Year Ended December 31,
	2022	2021

Revenues:
Medical treatments	71.9%	67.0%
Physical therapy	22.1%	28.1%
Chiropractic care	4.8%	2.8%
Memberships	1.3%	2.1%
	100%	100%

Visits to our clinics are an indication of business activity. The following table is a breakdown of visits by type for the year ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021

Visits:
Physical therapy	35,342	56,261
Chiropractic care	26,998	20,265
Medical treatments	39,916	39,036
Other	3,552	262
Membership	48,029	52,684
	153,837	168,508

Consolidated Results

Total revenues increased $2.0 million due to same-store growth, opening of retail clinics and continued improvements from the negative impact of COVID-19.

IMAC Clinics

The revenue increase attributed to IMAC Clinics was $0.5 million. This was driven by a $2.3 million increase from the Louisiana clinic that opened in October 2021 offset by the closure of clinics in Illinois, Tennessee and Missouri area resulting in a decrease of $1.8 million.

Retail Clinics

The Company began opening retail clinics in Walmart in June 2021 and as of December 31, 2022 had ten clinics opened in Florida, Tennessee and Missouri. The retail clinics provides outpatient chiropractic and spinal care services. The revenue increase attributed to these retail clinics was $678,000 of which $367,000 was from new clinics opened in 2022.

Memberships

A wellness membership program was implemented at IMAC Clinics in January 2020 and this wellness program has different plan levels that include services for chiropractic care and medical treatments on a monthly subscription basis. Therefore, memberships could have multiple visits in one month, however only one payment is received for these visits. IMAC Clinics had 1,089 and 1,189 active members for the years ended in December 31, 2022 and 2021, respectively. BackSpace also has a membership plan for chiropractic care on a monthly subscription basis. As of December 31, 2022, 85% of the BackSpace revenue was related to memberships.

Operating Expenses

Operating expenses consist of patient expenses, salaries and benefits, share based compensation, advertising and marketing, general and administrative expenses and depreciation expenses.

Patient expenses consist of medical supplies for services rendered.

Patient Expenses	2022	2021	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$1,508,000	$1,628,000	$(120,000)	(7.4)%

Cost of revenues (patient expense) decreased for the year ended December 31, 2022 as compared to December 31, 2021 although patient revenue increased 14%. The rotation of service mix also reduced supply costs, for example cell therapy visits which is a higher cost procedure.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and Benefits	2022	2021	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$14,517,000	$13,310,000	$1,207,000	9.1%

Salaries and benefits expenses for the year ended December 31, 2022, as compared to the year ended December 31, 2021, increased by 9.1%. An increase would have been expected considering the Company added six BackSpace locations during the first quarter of 2022. These new BackSpace clinics attributed to $1.3 million of the increase. The Louisiana market was acquired October 2021 and contributed an additional $2.2 million in salaries for the year ended December 31, 2022 as compared to year ended December 31, 2021. The same store IMAC clinics had a decrease of $2.1 million in salaries for the year ended December 31, 2022 as compared to year ended December 31, 2021.

Advertising and marketing consist of marketing, business promotion and brand recognition.

Advertising and Marketing	2022	2021	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$1,100,000	$1,325,000	$(255,000)	(17.0%)

Advertising and marketing expenses decreased $255,000 for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Endorsements were the majority of the decrease as the decision was made to end select endorsement deals in addition to the ones that ended with the closure or sale of clinics.

General and administrative expense (“G&A”) consist of all other costs than advertising and marketing, salaries and benefits, patient expenses and depreciation.

General and Administrative	2022	2021	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$7,188,000	$6,423,000	$765,000	11.9%

G&A increased in the year ended December 31, 2022 as compared to the year ended December 31, 2021. Bad Debt expense increased $135,000 year over year. Insurance increased $188,000 due to the increase in equipment and employees. Rent and Utilities increased $394,000 due to the IMAC and BackSpace clinics that were added in 2021.

FDA Clinical Trial

In August 2020, the United States Food and Drug Administration (the “FDA”) approved the Company’s investigational new drug application. The Company has begun Phase 1 of the clinical trial, which will be conducted over a 12-month period. The Company incurred $360,000 in expenses related to consultants, supplies, software and travel for the clinical trial during 2022, which is included in the G&A totals above. This is compared to $574,000 that was incurred for the trial in 2021.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Depreciation and Amortization	2022	2021	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$1,627,000	$1,649,000	$(22,000)	(1.3)%

Depreciation and amortization stayed relatively the same for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Analysis of Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payers.

During the year ended December 31, 2022, net cash used in operations increased to $10.3 million compared to $7.6 million for the year ended December 31, 2021. This increase was primarily attributable to our net loss .

Net cash used in investing activities during the years ended December 31, 2022 and 2021 was $0.2 million and $2.5 million, respectively.

Net cash provided by financing activities during the year ended December 31, 2022 was $4.2 million, which was primarily proceeds from the sale of common stock, net of related fees, which totaled $4.4 million, reduced by principal repayments of $0.3 million. Net cash provided by financing activities during the year ended December 31, 2021 was $14.5 million, including proceeds from the sale of common stock, net of related fees, which totaled $20.2 million, reduced by principal repayments of $4.4 million.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measures is set forth below.

	2022	2021
GAAP loss attributable to IMAC Holdings, Inc.	$(18,313,000)	$(10,542,000)
Interest income	(11,000)	(3,000)
Interest expense	14,000	504,000
Share-based compensation expense	445,000	571,000
Loss on disposal of assets	-	149,000
Loss on impairment	8,432,000	-
Depreciation and amortization	1,627,000	1,649,000
Adjusted EBITDA	$(7,806,000)	$(7,672,000)

Liquidity and Capital Resources

As of December 31, 2022, we had $0.8 million in cash and working capital of $0.5 million. As of December 31, 2021, we had cash of $7.1 million and working capital of $4.1 million. The decrease in working capital was primarily due to a $6.4 million decrease in cash, a $1.7 million increase in accounts receivable and a $1.2 million decrease in current liabilities.

As of December 31, 2022, we had approximately $3.7 million in current liabilities. Approximately $1.7 million of our current liabilities outstanding were to our vendors, which we have historically paid down in the normal course of our business and accrued payroll. Patient deposits accounted for approximately $242,000 of our current liabilities. The current portion of notes payable by us accounted for approximately $52,000 of our current liabilities. The current portion of our finance lease obligations accounted for approximately $20,000 of our current liabilities. The current portion of our liability to issue common stock accounted for approximately $330,000 of our current liabilities. The current portion of our operating lease liability accounted for approximately $1.4 million of our current liabilities.

As of December 31, 2022, we had an accumulated deficit of $46.5 million. We anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed or favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current of future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Our management team has determined that our financial condition raises substantial doubt as to our ability to continue as a going concern.

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

Contractual Obligations

The following table summarizes our contractual obligations by period as of December 31, 2022:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years
Short-term obligations	$55,528	$55,528	$-	$-
Long-term obligations, including interest	55,971	-	55,971	-
Finance lease obligations, including interest	31,809	21,806	10,003	-
Operating lease obligations, including interest	4,432,675	1,545,103	2,668,498	219,074
	$4,575,983	$1,622,437	$2,734,472	$219,074

Impact of Inflation

We believe that inflation had a material impact on our results of operations for the years ended December 31, 2022. Inflation was evident in staffing and supply costs related to the delivery of patient care. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of IMAC Holdings, Inc.

Brentwood, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IMAC Holdings, Inc. (the “Company”), as of December 31, 2022 and 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Nashville, Tennessee

March 31, 2023

IMAC Holdings, Inc.

Consolidated Balance Sheets

December 31, 2022 and 2021

	2022	2021
ASSETS
Current assets:
Cash	$763,211	$7,118,980
Accounts receivable, net	2,881,239	1,209,333
Deferred compensation, current portion	196,119	191,657
Other assets	367,358	547,536
Total current assets	4,207,927	9,067,506

Property and equipment, net	1,584,714	2,323,163

Other assets:
Goodwill	-	4,661,796
Intangible assets, net	1,365,457	5,797,469
Deferred compensation, net of current portion	-	73,816
Security deposits	300,430	357,050
Right of use assets, net	3,623,078	4,948,393
Total other assets	5,288,965	15,838,524

Total assets	$11,081,606	$27,229,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,702,740	$2,523,332
Patient deposits	241,666	320,917
Notes payable, current portion	51,657	254,487
Finance lease obligations, current portion	19,898	19,050
Liability to issue common stock, current portion	329,855	337,935
Operating lease liability, current portion	1,368,016	1,478,140
Total current liabilities	3,713,832	4,933,861

Long-term liabilities:
Notes payable, net of current portion	53,039	104,697
Finance lease obligations, net of current portion	9,375	29,273
Liability to issue common stock, net of current portion	-	189,375
Operating lease liabilities, net of current portion	2,654,104	4,018,926

Total liabilities	6,430,350	9,276,132

Commitment and Contingencies – Note 14

Stockholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 authorized, nil issued and outstanding at December 31, 2022 and 2021	-	-
Common stock; $0.001 par value, 60,000,000 authorized; 33,017,758 and 26,876,409 shares issued at December 31, 2022 and 2021, respectively; 32,935,294 and 26,218,167 shares outstanding at December 31, 2022 and 2021, respectively.	32,935	26,218
Additional paid-in capital	51,138,061	46,133,777
Accumulated deficit	(46,519,740)	(28,206,934)
Total stockholders’ equity	4,651,256	17,953,061

Total liabilities and stockholders’ equity	$11,081,606	$27,229,193

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2022 and 2021

	2022	2021

Patient revenue, net	$16,185,682	$14,163,668
Other income	-	6,092
Management fees	-	216,068
Total revenue	16,185,682	14,385,828

Operating expenses:
Patient expenses	1,508,408	1,628,206
Salaries and benefits	14,517,253	13,309,797
Advertising and marketing	1,100,422	1,324,715
General and administrative	7,281,473	6,422,818
Depreciation and amortization	1,626,614	1,649,187
Loss on disposition or impairment	8,431,803	149,464
Total operating expenses	34,465,974	24,484,186

Operating loss	(18,280,292)	(10,098,358)

Other income (expense):
Interest income	10,583	2,885
Other income (expense)	(28,905)	57,329
Interest expense	(14,191)	(504,103)
Total other income (expenses)	(32,513)	(443,889)

Net loss before income taxes	(18,312,806)	(10,542,247)

Income taxes	-	-

Net loss	$(18,312,806)	$(10,542,247)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.65)	$(0.47)

Weighted average common shares outstanding
Basic and diluted	28,273,884	22,551,699

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

	Common Stock		Additional
	Number of Shares	Par	Paid-In- Capital	Accumulated Deficit	Total
Balance, December 31, 2020, as revised	12,747,055	$12,747	$25,465,094	$(17,664,687)	$7,813,154
Issuance of common stock	13,471,113	13,471	20,514,828	-	20,528,299
Issuance of employee stock options	-	-	153,855	-	153,855
Net loss	-	-	-	(10,542,247)	(10,542,247)
Balance, December 31, 2021	26,218,167	26,218	46,133,777	(28,206,934)	17,953,061
Issuance of common stock	6,717,127	6,717	4,909,214	-	4,915,931
Issuance of employee stock options	-	-	95,070	-	95,070
Net loss	-	-	-	(18,312,806)	(18,312,806)
Balance, December 31, 2022	32,935,294	$32,935	$51,138,061	$(46,519,740)	$4,651,256

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(18,312,806)	$(10,542,247)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,626,614	1,649,187
Share based compensation	444,503	570,513
Loss on disposition of assets	98,116	149,464
Loss on impairment	8,333,687	-
Gain on lease modification	-	(57,086)
Amortization of debt issuance expense	-	312,857
Changes in operating assets and liabilities:
Accounts receivable, net	(1,671,906)	304,350
Other assets	180,178	(158,834)
Security deposits	56,620	36,357
Right of use/lease liability	(149,631)	(162,797)
Accounts payable and accrued expenses	(820,592)	281,428
Patient deposits	(79,251)	25,846
Net cash from operating activities	(10,294,468)	(7,590,962)

Cash flows from investing activities:
Purchase of property and equipment	(331,382)	(694,376)
Brand development	-	(69,070)
Acquisitions	-	(1,718,500)
Proceeds from sale of property and equipment	71,400	24,450
Net cash from investing activities	(259,982)	(2,457,496)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,472,219	19,005,323
Payments on notes payable	(254,488)	(4,436,375)
Payments on finance lease obligation	(19,050)	(25,462)
Net cash from financing activities	4,198,681	14,543,486

Net increase (decrease) in cash	(6,355,769)	4,495,058

Cash, beginning of period	7,118,980	2,623,952

Cash, end of period	$763,211	$7,118,980

Supplemental cash flow information:
Interest paid	$14,191	$239,011
Non-Cash Financing and Investing:
Business acquisition via stock issuance	$-	$1,200,000

See notes to consolidated financial statements

Note 1 – Description of Business

IMAC Holdings, Inc. is a holding company for IMAC Regeneration Centers, The Back Space retail stores and our Investigational New Drug division. IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide movement, orthopedic and neurological therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. As of December 31, 2022, the Company had opened or acquired through management service agreements ten (10) medical clinics located in Florida, Illinois, Kentucky, Louisiana and Missouri. The Company has partnered with several well-known sports stars such as Ozzie Smith and Tony Delk in opening its medical clinics, with a focus on delivering sports medicine treatments without opioids. As of December 31, 2022, The BackSpace, LLC had opened ten retail clinic locations in Florida, Missouri and Tennessee. The BackSpace operated healthcare centers specializing in chiropractic and spinal care services inside Walmart retail locations. The Company’s Investigational New Drug division is conducting a clinical trial for its investigational compound utilizing umbilical cord-derived allogenic mesenchymal stem cells for the treatment of bradykinesia due to Parkinson’s disease.

As outlined in Note 15, given the Company’s current financial position, during the first quarter of 2023 the Company decided to close four underperforming locations and sold its Louisiana Orthopedic practice as well as The BackSpace, LLC operations in an effort to raise sufficient capital to support on-going operations. Management has been actively exploring various strategic alternatives in an effort to support operations in 2023 and beyond (see Note 15 for discussion regarding the intent for a strategic merger-of-equals with Brain Scientific, Inc.).

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

The accompanying consolidated financial statements include the accounts of IMAC Holdings, Inc. and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”), IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) IMAC Management of Illinois, LLC (“IMAC Illinois”), Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”), IMAC Management of Florida, LLC (“IMAC Florida”), Louisiana Orthopaedic & Sports Rehab (“IMAC Louisiana”) and The Back Space, LLC (“BackSpace”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); the following entities which are consolidated with IMAC Management of Illinois, LLC due to control by contract: Progressive Health and Rehabilitation, Ltd., Illinois Spine and Disc Institute, Ltd. and Ricardo Knight, P.C.; the following entities which are consolidated with IMAC Management Services, LLC due to control by contract: Integrated Medicine and Chiropractic Regeneration Center PSC (“Kentucky PC”) and IMAC Medical of Kentucky, PSC (“Kentucky PSC”) ; the following entities which are consolidated with IMAC Florida due to control by contract: Willmitch Chiropractic, P.A. and IMAC Medical of Florida, P.A.; the following entity which is consolidated with Louisiana Orthopaedic & Sports Rehab due to control by contract: IMAC Medical of Louisiana, a Medical Corporation; and the following entities which are consolidated with BackSpace due to control by contract: ChiroMart LLC, ChiroMart Florida LLC, and ChiroMart Missouri LLC.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Specifically, we reclassified share-based compensation to salaries and benefits.

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

Starting in September 2022, the Company introduced hormone replacement therapy “HRT” and medical weight loss programs. The Company recognizes HRT and medical weight loss revenue as the services are provided.

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

The consolidated financial statements include the accounts of variable interest entities (“VIE”) in which the Company is the primary beneficiary under the provisions of the FASB Accounting Standards Codification 810, “Consolidation”. The Company has the power to direct the activities that most significantly impact a VIE’s economic performance. Additionally, the Company would absorb the substantially all of the expected losses from any of these entities should such expected losses occur. As of December 31, 2022, the Company’s consolidated VIE’s include 13 PCs.

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying consolidated balance sheets as of December 31, 2022 and 2021, were approximately $1.8 million and $2.2 million respectively, and the total liabilities of the consolidated VIEs were approximately $0.5 million and $0.6 million, respectively.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2022 and 2021.

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

Intangible Assets

The Company capitalizes the fair value of intangible assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over their estimated economic useful lives, generally the contract term. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. In March 2022 the Company decided to close a clinic in Florida with a total intangible carrying amount of approximately $34,000, which was written off as impaired. As a result, the Company recorded a noncash impairment loss for this amount during the three months ended March 31, 2022. Due to a significant drop in share price in the three months ended September 30, 2022, the Company determined that a triggering event occurred. It was determined that there was an impairment loss of $2,128,000 on the IMAC Illinois MSA and $1,672,000 on the IMAC Kentucky MSA. In the three months ended December 31, 2022, the Company recorded an impairment loss of $1,000 on the IMAC Florida MSA.

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

The Company operates under one reporting unit. The quantitative impairment test involves the comparison of the fair value of the reporting unit to the Company’s carrying value. The Company calculates the fair value of each reporting unit using either (i) a discounted cash flows analysis that converts future cash flow amounts into a single discounted present value amount or (ii) a market approach. The Company assesses the valuation methodology based upon the relevance and availability of the data at the time that the valuation is performed. The Company compares the estimate of fair value for the reporting unit to the carrying value of the reporting unit. If the carrying value is greater than the estimate of fair value, an impairment loss will be recognized in the amount of the excess.

The Company performs its annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2022 the Company elected not to perform a qualitative impairment test and instead went straight to a quantitative assessment. As a result, the Company concluded that it was more-likely-than-not that the carrying value would be greater than the estimated fair value as of December 31, 2022. In addition, given the lack of viable long-term solvency it was determined that it was appropriate to fully impair goodwill. A goodwill impairment loss of $4.5 million was recorded as of December 31, 2022. For the year ended December 31, 2021, the Company performed a qualitative impairment test and based on the totality of information available, the Company concluded that it was more-likely-than-not that the estimated fair value was greater than the carrying value as of December 31, 2021, therefore no impairment was recorded during 2021.

Long-Lived Assets

Long-lived assets such as property and equipment, operating lease assets and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Due to a significant drop in share price in the three months ended September 20, 2022, the Company determined that a triggering event occurred. The Company utilized a third-party consultant to perform an impairment test on Management Service Agreements (MSA) in the IMAC Illinois and IMAC Kentucky companies. It was determined that there was an impairment loss of $2,128,000 on the IMAC Illinois MSA and $1,672,000 on the IMAC Kentucky MSA. In the three months ended December 31, 2022, the Company recorded an impairment loss of $1,000 on the IMAC Florida MSA. A goodwill impairment loss of $4.5 million was recorded in December 2022 related to our Florida, Tennessee, Missouri and Louisiana acquisitions.

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was approximately $1,100,000 and $1,325,000 for the years ended December 31, 2022 and 2021, respectively.

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

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s consolidated financial statements are prepared in accordance with GAAP and includes the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception which raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company had working capital of approximately $0.5 million at December 31, 2022 and working capital of approximately $4.1 million at December 31, 2021. The Company had a net loss of approximately $18.3 million at December 31, 2022, and used cash in operations of approximately $10.3 million for the year ended December 31, 2022. The Company expects to continue to incur expenditures for working capital.

Given the current financial position of the Company, during the first quarter of 2023, management decided to close four underperforming locations and has begun entering into agreements to sell certain elements of their business in an effort to raise sufficient capital to support current operations (see Note 15). Management recognizes that the Company must gain access to additional funding to successfully operate its managed clinics. Management has been actively exploring various strategic alternatives in an effort to support operations in 2023 and beyond (see Note 15 for discussion regarding the intent for a strategic merger-of-equals with Brain Scientific, Inc.). If management is not able to timely and successfully gain access to sufficient capital, the financial condition and results of operations will be materially affected. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000.

Revenue and Accounts Receivable Concentration

As of December 31, 2022 and 2021, the Company had revenue and accounts receivable concentration related to payments from Medicare as outlined in the table below:

	2022		2021
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable

Medicare payments	32%	18%	37%	16%

Note 5 – Accounts Receivable

Accounts receivable consisted of the following at December 31:

	2022	2021

Accounts receivable, net of contractual adjustments	$3,044,718	$1,290,312
Less: allowance for doubtful accounts	(163,479)	(80,979)
Accounts receivable, net	$2,881,239	$1,209,333

Note 6 – Business Acquisitions

IMAC Florida

In February 2021, the Company completed the acquisition of and signed Management Services Agreement with Willmitch Chiropractic, P.A. in Tampa, Florida. The transaction was completed for $421,000. Willmitch Chiropractic’s founder, Martin Willmitch, will remain with the Company and serve as Vice President of Managed Care of IMAC Holdings. A total of $7,400 was allocated to property and equipment with the remaining $413,600, allocated to goodwill. The Company recorded an impairment loss of $413,600 at December 31, 2022.

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

IMAC Louisiana

In October 2021, the Company consummated certain transactions resulting in the acquisition of the outstanding equity interest in Louisiana Orthopaedic & Sports Rehab Institute, Inc, (the “Louisiana Acquisition”). The transaction was completed for $1,200,000 and $1,200,000 in common stock.

The Company completed its formal valuation analysis to identify and determine the fair value of identifiable tangible assets acquired related to this acquisition during 2022. A total of $192,500 has been allocated to a non-compete agreement, $77,000 allocated to an intellectual property agreement with the remaining $2,045,500 allocated to goodwill. The Company recorded an impairment loss related to the full balance of this goodwill at December 31, 2022.

Note 7 – Property and Equipment

Property and equipment consisted of the following at December 31:

	Estimated
	Useful Life in Years	2022	2021

Leasehold improvements	Shorter of asset or lease term	$2,233,603	$2,127,762
Equipment	1.5 – 10	2,820,166	2,810,028
Total property and equipment		5,053,769	4,937,790

Less: accumulated depreciation		(3,476,977)	(2,990,902)
		1,576,792	1,946,888

Construction in progress		7,922	376,275
Total property and equipment, net		$1,584,714	$2,323,163

Depreciation was $867,364 and $761,034 for the years ended December 31, 2022 and 2021, respectively.

Note 8 – Intangibles Assets and Goodwill

Intangible assets that were acquired in connection with the acquisition transactions (Note 6) during 2022 and 2021:

		December 31, 2022
	Estimated		Accumulated Amortization and
	Useful Life	Cost	Impairment	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(6,939,916)	$1,000,482
Non-compete agreements	3 years	391,000	(359,125)	31,875
Intellectual property agreements	2 years	77,000	(48,125)	28,875
Brand development	15 years	69,071	(8,596)	60,475
Definite lived assets		8,477,469	(7,355,762)	1,121,707
Research and development		243,750	-	243,750
Goodwill		4,499,796	(4,499,796)	-
Total intangible assets and goodwill		$13,221,015	$(11,855,558)	$1,365,457

		December 31, 2021
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(2,500,418)	$5,439,980
Non-compete agreements	3 years	306,000	(302,458)	3,542
Customer lists	3 years	134,882	(89,921)	44,961
Brand development	15 years	69,071	(3,835)	65,236
Definite lived assets		8,450,351	(2,896,632)	5,553,719
Research and development		243,750	-	243,750
Goodwill		4,661,796	-	4,661,796
Total intangible assets and goodwill		$13,355,897	$(2,896,632)	$10,459,265

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

The Company performs its annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2022, the Company performed a qualitative impairment test and, based on the totality of information available for the reporting units, the Company concluded that it was more-likely-than-not that the carrying value is greater than the estimated fair values of the reporting units as of December 31, 2022. A goodwill impairment loss of $4.5 million was recorded in December 2022 related to our Florida, Tennessee, Missouri and Louisiana acquisitions.

Amortization was $759,250 and $888,153 for the years ended December 31, 2022 and 2021, respectively.

The Company’s estimated future amortization of intangible assets is as follows:

Years Ending December 31,

2023	$241,227
2024	180,477
2025	180,477
2026	180,477
2027	180,477
Thereafter	158,572
$1,121,707

Note 9 – Operating Leases

On January 1, 2019, the Company adopted Topic ASC 842 using the modified retrospective method applied to leases that were in place at January 1, 2019. The Company’s leases consist of operating leases that relate to real estate rental agreements. Most of the value of the Company’s lease portfolio upon adoption relates to real estate lease agreements that were entered into starting March 2017.

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

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate of leases added during the year ended December 31, 2022, the Company used a weighted average interest rate.

Right of Use Assets

Right of use assets are included in the consolidated Balance Sheet as follows:

	December 31, 2022	December 31, 2021

Non-current assets
Right of use assets, net of amortization	$3,623,078	$4,948,393

Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Operating lease expense	$1,622,466	$1,333,916

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The amount of future minimum lease payments under operating are as follows:

Operating Leases

Undiscounted future minimum lease payments:
2023	$1,545,103
2024	1,152,928
2025	887,061
2026	628,509
2027	137,383
Thereafter	81,691
Total	4,432,675
Amount representing imputed interest	(410,555)
Total operating lease liability	4,022,120
Current portion of operating lease liability	(1,368,016)
Operating lease liability, non-current	$2,654,104

Note 10 – Notes Payable

Set forth below is a summary of the Company’s outstanding debt as of December 31, 2022 and December 31, 2021:

	December 31,	December 31,
	2022	2021

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matures on May 15, 2023, and is secured by the personal guarantees of certain Company executives.	$13,093	$43,413

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	54,763	68,378

$112,800 payable to a landlord of Advantage Therapy, LLC pursuant to a lease dated March 1, 2019. The debt is payable in 60 monthly installments of $2,129, including principal and interest at 5%. The debt matures on June 1, 2024.	36,840	59,913

Note payable to a financial institution in the amount of $140,000, dated September 25, 2019. The note requires 36 consecutive monthly installments of $4,225 including principal and interest at 5.39%. The note matures on September 19, 2022 and is secured by a personal guarantee of the Vice President of Business Development of the Company.	-	37,179

Note payable in the amount of $2,690,000, dated October 29, 2020. The note is payable on or before April 29, 2022. The interest on the note accrues at a rate of 7% per annum and is payable on the maturity date or otherwise in accordance with the note.	-	150,301

	104,696	359,184
Less: current portion:	(51,657)	(254,487)
	$53,039	$104,697

Principal maturities of notes payable are as follows:

Years Ending December 31,	Amount

2023	$51,657
2024	27,631
2025	15,813
2026	9,595
Total	$104,696

Note 11 – Shareholders’ Equity

On October 5, 2020, the Company launched an at-the-market offering of up to $5,000,000 worth of shares of the Company’s common stock pursuant to an At-The-Market Issuance Sales Agreement, dated October 5, 2020, by and between the Company and Ascendiant Capital Markets, LLC. Since the launch and as of December 31, 2022, pursuant to the Agreement, the Company had sold 2,517,536 shares of common stock through Ascendiant Capital Markets for aggregate proceeds to the Company of $3.8 million. The Company sold 975,778 shares during 2022 for an aggregate amount of $0.9 million and 3,797 shares during 2021 for an aggregate amount of $0.008 million.

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

On August 16, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional accredited investors (the “Purchasers”) pursuant to which the Company offered for sale to the Purchasers an aggregate of 5,164,474 shares (the “Shares”) of its common stock at a purchase price of $0.76, in a registered direct offering (the “Registered Direct Offering”). In a concurrent private placement, the Company also agreed to issue to the investors Series 1 warrants to purchase 5,164,474 shares of common stock that will become exercisable on the date that is six months following the date of issuance of the shares of common stock in the Registered Direct Offering (the “Exercise Date”) and expire on the five year anniversary of the Exercise Date, at an exercise price of $0.95 per share, and Series 2 warrants to purchase 5,164,474 shares of common stock that will become exercisable on the Exercise Date and expire on the one year anniversary of the Exercise Date, at an exercise price of $0.95 per share. The Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 originally filed with the SEC on March 27, 2020 (as amended, the “Registration Statement”), which was declared effective on April 3, 2020. The Company received gross proceeds of both transactions of $3.9 million. The Company used the net proceeds from this offering for working capital and other general corporate purposes, including financing the costs of implementing the Company’s strategic alternative activities.

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

Stock Options

As of December 31, 2022, the Company had issued non-qualified stock options to purchase 274,560shares of its common stock to various employees of the Company. Most options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months and are exercisable for a period of ten years. One award granted in 2021 vests over a period of one year and is exercisable for a period of ten years. Stock based compensation for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The per-share fair values of these options is calculated based on the Black-Scholes-Merton pricing model.

The information below summarizes the stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2020	360,169	$3.43	3.35
Granted	49,000	1.60	3.40
Exercised	-	-	-
Cancelled	(42,118)	3.92	1.44
Outstanding at December 31, 2021	367,051	$3.23	3.58
Granted	-	-	-
Exercised	-	-	-
Cancelled	(30,585)	3.26	1.65
Outstanding at December 31, 2022	336,466	$3.23	3.75

Restricted Stock Units

On May 21, 2019, the Company granted an aggregate of 277,500 Restricted Stock Units (“RSUs”) to certain employees, executives and Board members, the terms of which vest over various periods between the date of grant and May 21, 2023. On August 13, 2019, 30,000 shares of common stock were issued pursuant to granted RSUs which had vested as of such date.

On October 20, 2020, the Company granted an aggregate of 300,000 RSUs to Board members with these RSUs vesting in eight equal quarterly installments commencing on February 1, 2021, provided the Board members remain directors of the Company. Effective October 2021, the vesting schedule was amended to a one-year vesting period. As of March 31, 2022, all these granted RSUs had vested and were issued to the Board members.

On January 30, 2021, the Company granted an aggregate of 17,000 RSUs to non-executive staff and contractors with these RSUs vesting after one year. As of March 31, 2022, all these granted RSUs had vested and were issued.

On October 27, 2021 the Company granted 10,000 shares to a consultant that vested immediately.

On February 21, 2022, the Company granted 100,000 RSUs to an executive that vested immediately.

On September 22, 2022, the Company granted an aggregate of 300,000 RSUs to Board members with immediate vesting. The Company granted an aggregate of 512,000 Restricted Stock Units (“RSUs”) to certain employees and executives with a one-year vesting period.

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2020	440,625	$1.83
Granted	27,000	1.56
Vested	(206,875)	1.56
Cancelled	-	-
Outstanding at December 31, 2021	260,750	$2.02
Granted	912,000	0.51
Vested	(446,875)	0.96
Cancelled	(5,000)	0.44
Outstanding at December 31, 2022	720,875	$0.78

Note 12 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 100% up to 3% and 50% of the next 2% of total compensation for those employees making salary deferrals. The Company made contributions of $134,534 and $139,870 during 2022 and 2021, respectively.

Note 13 – Income Taxes

For the year ended December 31, 2022, and December 31, 2021, no income tax expense or benefit was recorded related to income taxes due to the Company’s overall operating results and the change in the valuation allowance. The components of income tax expense (benefit) for the year ended December 31, 2022, and December 31, 2021, are as follows:

	December 31, 2022	December 31, 2021
Current income tax expense (refund) - federal	$-	$-
Current income tax expense (refund) - state	-	-
Total current income tax expense (refund)	-	-

Deferred income tax expense (benefit) - federal	-	-
Deferred income tax expense (benefit) - state	-	-
Total deferred income tax expense (benefit)	-	-

Total provision for income taxes	$-	$-

The tax effects of temporary differences which give rise to the significant portions of deferred tax assets or liabilities at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Reserves & allowances	$20,738	$20,880
Charitable contribution carry-forward	3,000	3,020
Net operating loss carry-forward - federal	7,778,105	6,049,391
Net operating loss carry-forward - state	2,294,317	1,887,147
Amortization	2,029,833	-
Non-qualified stock options	459,093	349,328
Total deferred tax assets	$12,585,086	$8,309,766

Deferred tax liabilities:
Depreciation	$(2,914)	$(200,738)
Amortization	-	(119,004)
Total deferred tax liabilities	$(2,914)	$(319,742)

Less valuation allowance	(12,582,172)	(7,990,024)
Total net deferred tax assets	$-	$-

The Company has federal net operating loss carry-forward of approximately $37.0 million and state net operating losses of approximately $39.3 million. There is no expiration of the federal loss carry-forwards as all federal net operating loss carry-forwards were generated after December 31, 2017. The state operating loss carry-forwards are subject to expiration beginning on December 31, 2031. Net deferred tax assets are mainly comprised of temporary differences between financial statement carrying amount and tax basis of assets and liabilities.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2022 and 2021, a full valuation allowance was required.

In addition, the Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits as December 31, 2022. The Company’s federal and state income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and the Company’s federal and state income tax returns for 2019 through 2021 remain open to examination.

The reconciliation of the income tax (benefit) to the U.S. federal statutory income tax rate is as follows:

	December 31, 2022	December 31, 2021
Federal statutory income tax	21.00%	21.00%
Permanent differences	(0.01)%	(0.01)%
Change in Tax Credits	0.00%	0.00%
Change in Tax Rate	0.00%	0.00%
Change in valuation allowance	(25.20)%	(25.77)%
State income taxes, net of federal benefit	4.61%	4.78%
Prior year adjustments	(0.40)%	0.00%
Total	0.00%	0.00%

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

On April 15, 2021, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $2,921,868. This amount represents a statistical extrapolation of $11,530 of charges from a sample of 40 claims for the periods February 2017 to November 2020. On June 3, 2021, the Company received a request for payment from CMS in the amount of $2,918,472. The Company began its own internal audit process and initiated the appropriate appeals. The Company received a notification dated September 30, 2021, from CMS that they “found the request to be favorable by reversing the extrapolation to actual”. The Company received a separate notification stating “the extrapolated overpayment was reduced to the actual overpayment amount for the sampled denied claims $5,327.73,” which had been paid as of December 31, 2021.

On October 21, 2021, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $2,716,056.33. This amount represents a statistical extrapolation of $6,791.33 of charges from a sample of 38 claims for the periods July 2017 to November 2020 for Progressive Health & Rehabilitation, Ltd (“Progressive Health”). The Company entered into a management agreement with Progressive Health in April 2019 and therefore liable for only a portion of the sampled claims. There were a total of 38 claims reviewed, 25 of these claims were from the period prior to the management agreement with the Company and the remaining 13 claims were related to the period that Progressive Health was managed by the Company. In December 2021, the Company received a request for payment from CMS in the amount of $2,709,265. The Company has begun its own internal audit process and has initiated the appropriate appeals. The Company has accrued $20,000 for this potential overpayment.

On May 17, 2022, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $492,086.22 related to Advantage Therapy. This amount represents a statistical extrapolation of charges from a sample, the actual amount found to be overpaid was $10,420.22. On May 27, 2022 the Company received a request for payment from CMS in the amount of $481,666.00. The Company has begun its own internal audit process and has initiated the appropriate appeals. Prior to this May 2022 notification, CMS had implemented a pre-payment audit for Advantage Therapy. As of December 31, 2022, this audit had resulted in a balance of approximately $91,000 of Medicare accounts receivable.

On December 9, 2022, the Company received a suspension of payment notification from Covent Bridge Group, a Center for Medicare & Medicaid Services contractor, for IMAC Regeneration Center of Kentucky. On December 22, 2022, the Company responded to the payment suspension with a Rebuttal of Notice. The suspension of payment will remain in effect until the Rebuttal of Notice is answered. Guidelines suggest a 30 to 45 day response time, although no response has been provided nor any explanation regarding the payment suspension as of the date of this filing.

At this stage of the appeals process, based on the information currently available to the Company, the Company is unable to predict the timing and ultimate outcomes of these matters and therefore is unable to estimate the range of possible loss. Any potential loss may be classified as errors and omissions for which insurance coverage was in place during a majority of the years being evaluated.

As of December 31, 2022, the Company has not recorded a provision for any of these claims, as management does not believe that an estimate of a possible loss or range of loss can reasonably be made at this time.

Note 15 – Subsequent Events

The Company has evaluated subsequent events through March 31, 2023, which is the date these consolidated financial statements were available to be issued. Other than the items disclosed below, all subsequent events, requiring recognition as of December 31, 2022, have been incorporated into these consolidated financial statements.

Closure of Underperforming Locations

During January of 2023, the Company decided to close the operations at four underperforming clinic locations: Webster Groves, Lexington, Fort Pierce and Tampa.

Sale of Louisiana Orthopedic

On January 27, 2023, we executed an agreement to sell all assets of IMAC of Louisiana, PC and Louisiana Sports Rehab, LLC for a total of $1.05 million in cash. In addition, the deal included the assignment of the associated real estate lease to the purchaser. See table below for the preliminary determined impact of this transaction.

Sale of The BackSpace

On March 1, 2023, we executed an agreement to sale The BackSpace, LLC to Curis Express, LLC. This sale eliminated IMAC Holdings, Inc. retail chiropractic division. In addition, the deal included all associated real estate leases and the rights to certain future potential expansion locations. See table below for the preliminary determined impact of this transaction.

The following table presents the preliminary unaudited pro forma summary consolidated information of the Company as if the business transactions had occurred on December 31, 2022.

	12/31/2022 Results Presented in the 10-K	Impact From the Sale of Operations Associated with Louisiana Orthopedic on 01/27/2023 (Unaudited)	Impact from the Sale of The BackSpace Operations on 02/17/2023 Unaudited)	Resulting Impact of Subsequent Events on 12/31/2022 Results (Unaudited)

Assets:
Current Assets	$4,207,927	$(673,650)	$(55,478)	$3,478,799
Property and equipment, net	1,584,714	(111,688)	(631,281)	841,745
Other Assets	5,288,965	(634,887)	(932,504)	3,721,574
Total Assets	11,081,606	(1,420,225)	(1,619,263)	8,042,118

Liabilities and Stockholders equity:
Current Liabilities	3,713,832	(133,569)	(192,792)	3,387,471
Long-Term Liabilities	2,716,518	(447,318)	(679,621)	1,589,579
Total Liabilities	6,430,350	(580,887)	(872,413)	4,977,050

Accumulated deficit	$(46,519,740)	$(839,338)	$(746,850)	$(48,105,928)

Brain Scientific, Inc.

On March 20, 2023, we announced an executed letter of intent for a strategic merger-of-equals with Brain Scientific, Inc. (OTCQB:BRSFD), a Florida-based applied science technology company. Together, the companies will provide patients with true end-to-end neurological solutions using Brain Scientific’s diagnostic and motion technologies and IMAC’s regenerative rehabilitation medical services. Hassan Kotob, Chief Executive Officer of Brain Scientific, is expected to serve as Chairman and CEO of the combined company. The details related to this merger-of-equals are still being negotiated and have not been finalized.

Minimum Bid Price Requirement

The Company did not regain compliance with the Minimum Bid Price Requirement by March 20, 2023; however, on March 23, 2023, the Company received a letter from Nasdaq granting the Company’s request for a 180-day extension to regain compliance with the Minimum Bid Price Requirement (the “Extension Notice”). If at any time prior to September 18, 2023, the closing bid price of the Company’s common stock is at or above $1.00 for a minimum of 10 consecutive business days, Nasdaq will notify the Company that it is in compliance with the Minimum Bid Price Requirement and the matter will be closed.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2022. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

(2)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting, our disclosure controls and procedures as defined in Rule 12a-15€ and 15d-15€ under the Exchange Act were not effective as of December 31, 2022 and 2021.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position

Jeffrey S. Ervin	45	Chief Executive Officer and Director

Matthew C. Wallis, DC	49	President and Director

Sheri F. Gardzina, CPA	54	Chief Financial Officer

Ben Lerner, DC	56	Chief Operating Officer

Maurice E. Evans	43	Director

Michael D. Pruitt	62	Director

Cary W. Sucoff	70	Director

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

Ben S. Lerner, DC joined our company in February 2022 and serves as our Chief Operating Officer. Prior to joining IMAC, Dr. Lerner was founder of UIG in February, 2017, and Maximized Living, a national chiropractic consulting, franchising, and lifestyle brand organization until its sale in January, 2017. As CEO, he managed five interconnected companies, consulted for thousands of doctors and chiropractic students, opened more than 100 franchises, created 500 licensees, and built and sustained a large supplement and spinal rehab equipment manufacturing business. Dr. Lerner, holds a Doctor of Chiropractic from Life University. Dr. Lerner left the company in February 2023 to pursue other opportunities.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our equity securities to file reports of ownership and changes in ownership of our securities (Forms 3, 4 and 5) with the SEC. To the best of our knowledge, based solely on a review of the Section 16(a) reports and written statements from executive officers and directors, for the years ended December 31, 2022 and 2021, all required reports of executive officers, directors and holders of more than 10% of our equity securities were filed on time, except for any such reports which may have been filed late due to administrative delays.

Family Relationships

There are no family relationships among our directors and executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended December 31, 2022 and 2021, and (ii) our two other most highly compensated executive officers who received compensation during the years ended December 31, 2022 and 2021 of at least $100,000 and who were executive officers on December 31, 2022 and 2021. We refer to these persons as our “named executive officers” in this prospectus. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period:

Name and Position	Years	Salary	Bonus	Stock Awards	Option Awards	Non- equity Incentive Plan Comp	Non- qualified Deferred Comp	All Other Comp	Total
Jeffrey S. Ervin,	2022	$371,492	$-	$-	$-	$-	$-	$-	$371,492
Chief Executive Officer	2021	327,690	50,000	-	-	-	-	-	377,690

Matthew C. Wallis, DC,	2022	300,000	-	-	-	-	-	-	300,000
President	2021	289,831	-	-	-	-	-	-	289,831

Sheri Gardzina,	2022	251,300	-	-	-	-	-	-	251,300
Chief Financial Officer	2021	242,320	12,500	-	-	-	-	-	254,820

Ben Lerner, DC,	2022	256,046	35,000	-	-	-	-	-	291,046
Chief Operating Officer	2021	-	-	-	-	-	-	-	-

Employment Agreements

We entered into employment agreements effective March 1, 2019 with each of Jeffrey Ervin and Matthew Wallis. The employment agreements with Messrs. Ervin and Wallis were extended for a term expiring on February 28, 2023. They are currently employed on an at-will basis.

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

Grants of Plan-Based Awards

As of December 31, 2022, the Company had outstanding stock options to purchase 274,160 shares of its common stock which were granted as non-qualified stock options to various employees of the Company. These options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months, are exercisable for a period of ten years, and enable the holders to purchase shares of the Company’s common stock at the exercise price of award. The per-share fair values of these options are range from $1.19 to $4.04 based on Black-Scholes-Merton pricing model.

On October 20, 2020, the Company granted an aggregate of 300,000 RSUs to Board members with these RSUs vesting in eight equal quarterly installments commencing on February 1, 2021, provided the Board members remain directors of the Company. Effective October 2021, the vesting schedule was amended to a one-year vesting period. As of March 31, 2002, all these granted RSUs were vested and issued to the Board members.

On January 30, 2021, the Company granted an aggregate of 17,000 RSUs to non-executive staff and contractors with these RSUs vesting after one year. As of March 31, 2022, all these granted RSUs were vested and issued.

On October 27, 2021 the Company granted 10,000 RSUs to a consultant that vested immediately.

On February 21, 2022, the Company granted 100,000 RSUs to an executive that vested immediately.

On September 22, 2022, the Company granted an aggregate of 300,000 RSUs to Board members with immediate vesting.

On October 1, 2022, the Company reserved an aggregate of 512,000 Restricted Stock Units (“RSUs”) to certain employees and executives with a one-year vesting period.

Outstanding Equity Awards at December 31, 2022

No stock options were granted to any of our named executive officers during the year ended December 31, 2022. A total of 440,000 RSUs were reserved for named executive officers during the year. Mr. Ervin and Ms. Gardzina were awarded 150,000 and 37,500 restricted stock units and 150,000 and 37,500 stock options, respectively, during the year ended December 31, 2019.

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2022, including the value of the stock awards.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)
Jeffrey Ervin	5/21/2019	103,125	0	(1)	$4.04	5/21/2029	37,500	(1)	$7,500
Sheri Gardzina	5/21/2019	33,594	3,906	(1)	$4.04	5/21/2029	9,875	(1)	$1,975

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

Equity Compensation Plan Summary

The following table provides information as of December 31, 2022, relating to our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Equity Grants	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plan approved by security holders (1)	274,160	$2.89	282,450
Equity compensation plans not approved by security holders	-	$-	-
Total	274,160	$2.89	282,450

(1)	Consists solely of the 2018 Incentive Compensation Plan.

Director Compensation

We compensate each non-employee director through annual stock option grants and by paying a cash fee for each board of directors and committee meeting attended. Our directors in 2021, Messrs. Evans, Pruitt, and Sucoff, were paid $2,000 each per quarter in the beginning of 2021. The directors then amended compensation effective April 2021 and were paid $11,250 each per quarter. The directors were also awarded 100,000 restricted stock units each. In 2022, the Company awarded 100,000 RSUs to each director with immediate vesting.

Non-Employee Director Compensation Table

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities by the non-employee members of our Board of Directors for the fiscal year ended December 31, 2022.

Name	Fees Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Comp ($)	Total ($)
Maurice E. Evans	$45,000	$100,000	-	-	-	-	$145,000
Michael D. Pruitt	$45,000	$100,000	-	-	-	-	$145,000
Cary W. Sucoff	$45,000	$100,000	-	-	-	-	$145,000

(1)	Represents full fair value at grant date of RSUs granted to our directors, computed in accordance with FASB ASC Topic 718.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 28, 2023 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o IMAC Holdings, Inc., 3401 Mallory Lane, Franklin, Tennessee 37067.

Percentage of beneficial ownership in the table below is calculated based on 33,017,049 shares of common stock outstanding as of March 28, 2023. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of March 28, 2023. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned

Jeffrey S. Ervin	371,400	1.1%
Matthew C. Wallis	1,751,694	5.3%
Benjamin Lerner	100,000	*
Sheri Gardzina	28,325	*
Michael Pruitt	164,250	*
Maurice Evans	342,122	1.0%
Cary Sucoff	200,000	*
All directors and executive officers as a group (7 persons)	2,957,791	8.9%

*	Less than 1% of outstanding shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Business Transactions

Willmitch Chiropractic, P.A. We acquired this clinic located in Tampa, Florida in February 2021. This acquisition continues our expansion into the Florida market and the founder, Martin Willmitch, remained with the Company and served as Vice President of Managed Care.

NHC Chiropractic, PPLC dba Synergy Healthcare. We acquired the assets of this practice in Orlando, Florida in March 2021. The clinic provided chiropractic care and the Company implemented its regenerative rehabilitation offering, including its patient wellness subscriptions to the clinic’s established services.

Fort Pierce Chiropractic. We completed an asset purchase of this clinic located in Fort Pierce, Florida and the third Florida addition in June 2021. This clinic provided chiropractic care.

Active Medical Center. We acquired the assets of this clinic located in Naperville, Illinois in June 2021. This clinic provided a variety of orthopedic treatments for various conditions through a combination of medical and physical rehabilitation services and joined the other clinic in the Chicago area.

Louisiana Orthopaedic & Sports Rehab Institute. We completed the acquisition of this practice management company in Baton Rouge, Louisiana in October 2021. The founder of this clinic, Allen Johnston, M.D., joined IMAC as a Medical Director, when we expanded our presence into Louisiana.

BackSpace. BackSpace entered into three management agreements with ChiroMart, LLC, ChiroMart Missouri, LLC and ChiroMart Florida, LLC. These were related to the BackSpace locations which operated in Walmart’s located in Tennessee, Missouri and Florida.

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

Effective October 2022, the Company signed an agreement for The Molo Agency to provide marketing services including project management and reporting, content management and social media management. The MOLO Agency is owned by Maurice Evans, an independent Board Member of the Company. The Company paid $27,000 to The MOLO Agency for services provided in 2022.

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

The following table sets forth the aggregate accounting fees paid by us for the year ended December 31, 2022 and the year ended December 31, 2021. The below fees were paid to the firm Daszkal Bolton LLP and Cherry Bekaert. All non-audit related services in the table were pre-approved and/or ratified by the Audit Committee of our Board of Directors.

	Year Ended	Year Ended
Type of Fees	December 31, 2022	December 31, 2021
Audit fees	$217,000	$195,500
Audit related fees	45,240	24,720
Tax fees	3,500	15,000
Total	$265,740	$235,220

Types of Fees Explanation

Audit Fees. Audit fees were incurred for accounting services rendered for the audit of our consolidated financial statements for the years ended December 31, 2022 and 2021 and reviews of quarterly consolidated financial statements.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2018 and incorporated herein by reference).

3.3	Certificate of Correction of the Certificate of Incorporation of IMAC Holdings, Inc. filed with the Delaware Secretary of State on August 8, 2019 (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2019 and incorporated herein by reference).

3.4	Bylaws of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.2	Form of Common Stock Warrant certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.3	Form of Warrant Agency Agreement between IMAC Holdings, Inc. and Equity Stock Transfer, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.4	Form of Underwriters’ Unit Purchase Option (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 8, 2019 and incorporated herein by reference).

4.5	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2020 and incorporated herein by reference).

4.6	Description of Registered Direct Offering, Series 1 Warrants and Series 2 Warrants filed with the SEC on August 15, 2022.

10.1†	2018 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.2	Form of Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.4	Management Services Agreement between IMAC Holdings, LLC and Integrated Medicine and Chiropractic Regeneration Center PSC (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.7	Commercial Line of Credit Agreement, dated May 1, 2018, between Integrated Medicine and Chiropractic Regeneration Center of St. Louis, LLC and Independence Bank of Kentucky (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.11	Addendum to Merger Agreement with Clinic Management Associates, LLC (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018 and incorporated herein by reference).

10.12	Addendum to Unit Purchase Agreement among IMAC Holdings, Inc., IMAC of St. Louis, LLC and certain unitholders of IMAC of St. Louis LLC (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018 and incorporated herein by reference).

10.13†	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Jeffrey S. Ervin (filed as Exhibit 10.13 to the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2019 and incorporated herein by reference).

10.14†	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Matthew C. Wallis (filed as Exhibit 10.14 to the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2019 and incorporated herein by reference).

10.15†	Employment Agreement, dated as of April 19, 2019, between IMAC Holdings, Inc. and Jason Hui (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2019 and incorporated herein by reference).

10.17	Lease, dated as of March 1, 2019, by and between Advantage Therapy, LLC and Sagamore Hill Development Company, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019 and incorporated herein by reference).

10.20	Amended and Restated Term Note, dated as of September 19, 2019, made by Progressive Health and Rehabilitation, LTD in favor of PNC Bank, National Association (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019 and incorporated herein by reference).

10.21	Form of 10% Promissory Note issued by IMAC Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2020 and incorporated herein by reference).

10.22	Employment Agreement, dated as of February 4, 2022 and commencing February 21, 2022, between IMAC Holdings, Inc. and Dr. Ben Lerner. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2022 and incorporated herein by reference).

21.1*	List of subsidiaries.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Compensatory plan or agreement.

*	Filed herewith

+	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of IMAC Holdings, Inc. under the Securities and Exchange Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, whether made before or after the date of this 10-K, irrespective of any general incorporation language contained in such filings.

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

IMAC HOLDINGS, INC.

Dated: March 31, 2023	By:	/s/ Jeffrey S. Ervin
	Name:	Jeffrey S. Ervin
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jeffrey S. Ervin	Director and Chief Executive Officer	March 31, 2023
Jeffrey S. Ervin	(Principal Executive Officer)

/s/ Sheri Gardzina	Chief Financial Officer	March 31, 2023
Sheri Gardzina	(Principal Financial and Accounting Officer)

/s/ Matthew C. Wallis	Director and President	March 31, 2023
Matthew C. Wallis

/s/ Maurice E. Evans	Director	March 31, 2023
Maurice E. Evans

/s/ Michael D. Pruitt	Director	March 31, 2023
Michael D. Pruitt

/s/ Cary W. Sucoff	Director	March 31, 2023
Cary W. Sucoff

