Form 10-Q
period 2023-03-31
IMAC Holdings, Inc.
filed 2023-05-19
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3401 Mallory Lane, Suite 100, Franklin, Tennessee	37067
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BACK	NASDAQ Capital Market
Warrants to Purchase Common Stock	IMACW	NASDAQ Capital Market

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

As of May 19, 2023, the registrant had 33,017,049 shares of common stock, par value $0.001 per share, outstanding.

IMAC HOLDINGS, INC.

Important Information Regarding Forward-Looking Statements

Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on March 31, 2023. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31,
	(Unaudited)	2022
ASSETS
Current assets:
Cash	$390,104	$763,211
Accounts receivable, net	1,077,291	2,881,239
Deferred compensation, current portion	137,930	196,119
Other assets	196,987	367,358
Total current assets	1,802,312	4,207,927

Property and equipment, net	683,452	1,584,714

Other assets:

Intangible assets, net	1,200,263	1,365,457

Security deposits	246,709	300,430
Right of use asset	1,910,064	3,623,078
Total other assets	3,357,036	5,288,965

Total assets	$5,842,800	$11,081,606

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,936,842	$1,702,740
Patient deposits	205,359	241,666
Notes payable, current portion	44,318	51,657
Finance lease obligation, current portion	19,249	19,898
Liability to issue common stock, current portion	329,855	329,855
Operating lease liability, current portion	996,787	1,368,016
Total current liabilities	3,532,410	3,713,832

Long-term liabilities:
Notes payable, net of current portion	43,094	53,039
Finance lease obligation, net of current portion	5,130	9,375

Operating lease liability, net of current portion	1,265,211	2,654,104

Total liabilities	4,845,845	6,430,350

Commitment and Contingencies – Note 14

Stockholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 authorized, nil issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	-	-
Common stock - $0.001 par value, 60,000,000 authorized; 33,017,758 and 33,017,758 shares issued at March 31, 2023 and December 31, 2022, respectively; and 33,017,049 and 32,935,294 outstanding at March 31, 2023 and December 31, 2022, respectively.	33,017	32,935
Additional paid-in capital	51,182,331	51,138,061
Accumulated deficit	(50,218,393)	(46,519,740)
Total stockholders’ equity	996,955	4,651,256

Total liabilities and stockholders’ equity	$5,842,800	$11,081,606

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Patient revenues, net	$2,093,362	$3,894,987

Total revenue	2,093,362	3,894,987

Operating expenses:
Patient expenses	266,231	460,473
Salaries and benefits	2,313,061	3,899,398
Advertising and marketing	74,543	370,488
General and administrative	1,504,878	1,815,247
Depreciation and amortization	189,823	446,772
Loss on disposal or impairment of assets	1,441,012	47,429
Total operating expenses	5,789,548	7,039,807

Operating loss	(3,696,186)	(3,144,820)

Other expenses:
Other expense	-	(13,174)
Interest expense	(2,467)	(4,131)
Total other expenses	(2,467)	(17,305)

Net loss before income taxes	(3,698,653)	(3,162,125)

Income taxes	-	-

Net loss	$(3,698,653)	$(3,162,125)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.11)	$(0.12)

Weighted average common shares outstanding
Basic and diluted	33,013,165	26,365,734

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional
	Number of Shares	Par	Paid-In Capital	Accumulated Deficit	Total

Balance, December 31, 2021	26,218,167	$26,218	$46,133,777	$(28,206,934)	$17,953,061
Issuance of common stock	167,000	167	148,393	-	148,560
Share based compensation, net	-	-	32,587	-	32,587
Net loss	-	-	-	(3,162,125)	(3,162,125)
Balance, March 31, 2022	26,385,167	$26,385	$46,314,757	$(31,369,059)	$14,972,083

	Common Stock		Additional
	Number of Shares	Par	Paid-In Capital	Accumulated Deficit	Total

Balance, December 31, 2022	32,935,294	$32,935	$51,138,061	$(46,519,740)	$4,651,256
Issuance of common stock	81,755	82	16,568	-	16,650
Share based compensation, net	-	-	27,702	-	27,702
Net loss	-	-	-	(3,698,653)	(3,698,653)
Balance, March 31, 2023	33,017,049	$33,017	$51,182,331	$(50,218,393)	$996,955

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,698,653)	$(3,162,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189,824	446,772
Share based compensation, net	85,891	40,560
Loss on disposition or impairment of assets	1,441,012	47,429
Bad debt expense	5,000	-
Changes in operating assets and liabilities:
Accounts receivable	184,568	(515,701)
Other assets	170,371	67,258
Security deposits	53,721	5,231
Right of use/lease liability	(47,108)	(33,396)
Accounts payable and accrued expenses	234,103	499,819
Patient deposits	(36,307)	11,602
Net cash from operating activities	(1,417,578)	(2,592,551)

Cash flows from investing activities:
Proceeds from sale of Louisiana Orthopedic operations	1,050,000	-
Purchase of property and equipment	-	(218,139)
Proceeds from sale of property and equipment	-	2,060
Net cash from investing activities	1,050,000	(216,079)

Cash flows from financing activities:
Proceeds from issuance of common stock	16,650	148,560
Payments on notes payable	(17,285)	(178,973)
Payments on finance lease obligation	(4,894)	(4,686)
Net cash from financing activities	(5,529)	(35,099)

Net decrease in cash	(373,107)	(2,843,729)

Cash, beginning of period	763,211	7,118,980

Cash, end of period	$390,104	$4,275,251

Supplemental cash flow information:
Interest paid	$2,470	$4,599

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

IMAC Holdings, Inc. is a holding company for IMAC Regeneration Centers and our Investigational New Drug division. IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide movement, orthopedic and neurological therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. As of March 31, 2023, the Company had opened or acquired through management service agreements five (5) medical clinics located in Illinois, Kentucky and Missouri. The Company has partnered with several well-known sports stars such as Ozzie Smith in opening its medical clinics, with a focus on delivering sports medicine treatments without opioids. The Company’s Investigational New Drug division is conducting a clinical trial for its investigational compound utilizing umbilical cord-derived allogenic mesenchymal stem cells for the treatment of bradykinesia due to Parkinson’s disease.

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

The accompanying condensed consolidated financial statements include the accounts of IMAC Holdings, Inc. and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”), IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) IMAC Management of Illinois, LLC (“IMAC Illinois”), Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”), IMAC Management of Florida, LLC (“IMAC Florida”), Louisiana Orthopaedic & Sports Rehab (“IMAC Louisiana”) and The Back Space, LLC (“BackSpace”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); the following entities which are consolidated with IMAC Management of Illinois, LLC due to control by contract: Progressive Health and Rehabilitation, Ltd., Illinois Spine and Disc Institute, Ltd. and Ricardo Knight, P.C.; the following entities which is consolidated with IMAC Management Services, LLC due to control by contract: Integrated Medicine and Chiropractic Regeneration Center PSC (“Kentucky PC”) and IMAC Medical of Kentucky PSC (“Kentucky PSC”); the following entities which are consolidated with IMAC Florida due to control by contract: Willmitch Chiropractic, P.A. and IMAC Medical of Florida, P.A.; the following entity which is consolidated with Louisiana Orthopaedic & Sports Rehab due to control by contract: IMAC Medical of Louisiana, a Medical Corporation; and the following entities which are consolidated with BackSpace due to control by contract: ChiroMart LLC, ChiroMart Florida LLC, and ChiroMart Missouri LLC.

During January of 2023, the Company decided to close the operations at four underperforming clinic locations: Webster Groves, Lexington, Fort Pierce and Tampa.

On January 27, 2023, the Company executed an agreement to sell all assets of IMAC of Louisiana, PC and Louisiana Orthopaedic & Sports Rehab, LLC for a total of $1.05 million in cash. In addition, the deal included the assignment of the associated real estate lease to the purchaser.

On March 1, 2023, the Company executed an agreement to sale The BackSpace, LLC to Curis Express, LLC. This sale eliminated IMAC Holdings, Inc. retail chiropractic division. In addition, the deal included all associated real estate leases and the rights to certain future potential expansion locations.

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

The condensed consolidated financial statements include the accounts of variable interest entities (“VIE”) in which the Company is the primary beneficiary under the provisions of the FASB Accounting Standards Codification 810, “Consolidation”. The Company has the power to direct the activities that most significantly impact a VIE’s economic performance. Additionally, the Company would absorb substantially all of the expected losses from any of these entities should such expected losses occur. As of March 31, 2023, the Company’s consolidated VIE’s include 12 PCs.

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, were approximately $2.4 million and $1.8 million respectively, and the total liabilities of the consolidated VIEs were approximately $883,000 and $0.5 million, respectively.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2023 and December 31, 2022.

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

Allowance for Contractual, Other Discounts and Doubtful Accounts

Management estimates the allowance for contractual and other discounts based on its historical collection experience and contracted relationship with the payers. The services authorized and provided and related reimbursement are often subject to interpretation and negotiation that could result in payments that differ from the Company’s estimates.

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses.” This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. As a result, the Company changed its accounting policy for allowance for doubtful accounts using an expected losses model rather than using incurred losses. The new model is based on the credit losses expected to arise over the life of the asset based on the Company’s expectations as of the balance sheet date through analyzing historical customer data as well as taking into consideration current economic trends.

As a smaller reporting Company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, these changes became effective for the Company on January 1, 2023. The adoption of ASU 2016-13 did not have a material financial impact on the Company’s condensed consolidated financial statements.

The roll forward of the allowance for doubtful accounts for the three-months ended March 31. 2023 was as follows:

March 31, 2023
(Unaudited)
Beginning balance	$163,479
Bad debt expense	5,000
Write-offs	(82,500)
Ending balance	$85,979

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

Intangible Assets

The Company capitalizes the fair value of intangible assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over their estimated economic useful lives, generally the contract term. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. As of March 31, 2023, the Company decided to sell the assets of the Louisiana market and the BackSpace retail stores. The Louisiana market had a total intangible carrying amount of approximately $61,000 and the BackSpace retail stores had a total intangible carrying amount of approximately $60,000 which was written off with the transaction. As of March 31, 2022, the Company decided to close a clinic in Florida with a total intangible carrying amount of approximately $30,000. The Company recorded a noncash impairment loss for this amount during the three months ended March 31, 2022.

Long-Lived Assets

Long-lived assets such as property and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairments of long-lived assets for the years presented.

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was approximately $75,000 and $370,000 for the three months ended March 31, 2023 and 2022, respectively.

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

Newly Adopted Accounting Pronouncement

Topic 326 was effective for the Company beginning on January 1, 2023. This update requires a financial asset (or a group of financial assets) measured at amortized cost basis, to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The Company has evaluated the impact of Topic 326 and has determined it does not have a material financial impact.

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP and includes the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed consolidated financial statements, the Company has sustained substantial losses from operations since inception. The Company had negative working capital of approximately $1.73 million at March 31, 2023 and $0.5 million at December 31, 2022. For the three months ended March 31, 2023, the Company had a net loss of approximately $3.7 million and used cash in operations of approximately $1.4 million.

Management recognizes that the Company must obtain additional resources to successfully integrate its acquired and managed clinics and implement its business plans. Management plans to continue to raise funds to support our operations in 2023 and beyond. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000.

Revenue and Accounts Receivable

As of March 31, 2023 and December 31, 2022, the Company had the following revenue and accounts receivable concentrations:

	March 31, 2023		December 31, 2022
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable
	(Unaudited)
Medicare payment	28%	20%	32%	18%

Note 5 – Accounts Receivable

As of March 31, 2023 and December 31, 2022, the Company’s accounts receivable consisted of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)
Gross accounts receivable	$1,163,270	$3,044,718
Less: allowance for doubtful accounts	(85,979)	(163,479)
Accounts receivable, net	$1,077,291	$2,881,239

Note 6 – Property and Equipment

The Company’s property and equipment consisted of the following at March 31, 2023 and December 31, 2022:

	Estimated Useful Life in Years	March 31, 2023	December 31, 2022
		(Unaudited)
Leasehold improvements	Shorter of asset or lease term	$1,712,019	$2,233,603
Equipment	1.5 - 7	2,217,845	2,820,166
Total property and equipment		3,929,864	5,053,769

Less: accumulated depreciation		(3,246,412)	(3,476,977)
		683,452	1,576,792
Construction in progress		-	7,922
Total property and equipment, net		$683,452	$1,584,714

Depreciation was $145,472 and $235,089 for the three months ended March 31, 2023 and 2022, respectively.

Note 7 – Intangibles Assets and Goodwill

The Company’s intangible assets and goodwill consisted of the following at March 31, 2023 and December 31, 2022:

		March 31, 2023 (Unaudited)
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(6,983,885)	$956,513
Definite lived assets		7,940,398	(6,983,885)	956,513
Research and development		243,750	-	243,750
Total intangible assets and goodwill		$8,184,148	$(6,983,885)	$1,200,263

		December 31, 2022
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(6,939,916)	$1,000,482
Non-compete agreements	3 years	391,000	(359,125)	31,875
Customer lists	3 years	77,000	(48,125)	28,875
Brand development	15 years	69,071	(8,596)	60,475
Definite lived assets		8,477,469	(7,355,762)	1,121,707
Research and development		243,750	-	243,750
Goodwill		4,499,796	(4,499,796)	-
Total intangible assets and goodwill		$13,221,015	$(11,855,558)	$1,365,457

In January 2023, the Company sold the Louisiana Market which had a total intangible carrying amount of approximately $61,000 which was written off as impaired.

In February 2023, the Company sold the BackSpace retail clinics which had a total intangible carrying amount of approximately $60,000 which was written off as impaired.

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

Amortization was $44,352 and $211,683 for the three months ended March 31, 2023 and 2022, respectively.

The Company’s estimated future amortization of intangible assets was as follows:

Years Ending December 31,
(Unaudited)
2023 (nine months)	$131,904
2024	175,873
2025	175,873
2026	175,873
2027	175,873
Thereafter	121,118
$956,514

Note 8 – Operating Leases

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

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate of leases added as of March 31, 2023 and December 31, 2022, the Company used a weighted average interest rate.

Total operating lease cost

Individual components of the total lease cost incurred by the Company were as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Operating lease expense	$464,230	$410,066

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The Company’s amount of future minimum lease payments under operating leases are as follows:

Operating Leases
(Unaudited)
Undiscounted future minimum lease payments:
2023 (nine months)	$832,959
2024	734,612
2025	468,745
2026	236,609
2027	73,823
Thereafter	81,691
Total	2,428,439
Amount representing imputed interest	(166,441)
Total operating lease liability	2,261,998
Current portion of operating lease liability	(996,787)
Operating lease liability, non-current	$1,265,211

Note 9 – Notes Payable

Set forth below is a summary of the Company’s outstanding debt as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matured and has been paid in full.	$5,270	$13,093

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	51,252	54,763

$112,800 payable to a landlord of Advantage Therapy, LLC pursuant to a lease dated March 1, 2019. The debt is payable in 60 monthly installments of $2,129, including principal and interest at 5%. The debt matures on June 1, 2024.	30,890	36,840

	87,412	104,696
Less: current portion:	(44,318)	(51,657)
	$43,094	$53,039

Principal maturities of the Company’s notes payable are as follows:

Years Ending December 31,	Amount

2023 (nine months)	$34,373
2024	27,631
2025	15,813
2026	9,595
Total	$87,412

Note 10 – Stockholders’ Equity

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

2018 Incentive Compensation Plan

The Company’s board of directors and holders of a majority of outstanding shares approved and adopted the Company’s 2018 Incentive Compensation Plan (“2018 Plan”) in May 2018, reserving the issuance of up to 1,000,000 shares of common stock (subject to certain adjustments) upon exercise of stock options and grants of other equity awards. The 2018 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to the Company’s non-employee directors and consultants, and affiliates. The 2018 Plan was amended July 6, 2022 to increase the 1,000,000 shares of common stock to 2,000,000 share of common stock.

Stock Options

As of March 31, 2023, the Company had issued stock options to purchase 131,050 shares of its common stock as non-qualified stock options to various employees of the Company. Most options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months and are exercisable for a period of ten years. One award granted in 2021 vests over a period of one year and is exercisable for a period of ten years. Stock based compensation for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The per-share fair values of these options is calculated based on the Black-Scholes-Merton pricing model.

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

Note 11 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 50% of up to 6 % of total compensation for those employees making salary deferrals. The Company made contributions of $26,823 and $34,808 during the three months ended March 31, 2023 and 2022, respectively.

Note 12 – Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management assessed all available evidence to estimate if sufficient future taxable income will be generated in the appropriate period and of the appropriate character to realize deferred tax assets. For the three months ended March 31, 2023 and March 31, 2022, no income tax expense or benefit was recorded related to income taxes due to the Company’s overall operating results and the full valuation allowance.

The Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits as December 31, 2022. As of March 31, 2023, the Company had no unrecognized tax benefits recorded. The Company is subject to taxation by federal, state, and local taxing authorities. The Company’s federal, state, and local income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and the Company’s federal, state, and local income tax returns for 2019 through 2021 remain open to examination.

Note 13 – Commitments and Contingencies

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

On October 21, 2021, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $2,716,056.33. This amount represents a statistical extrapolation of $6,791.33 of charges from a sample of 38 claims for the periods July 2017 to November 2020 for Progressive Health & Rehabilitation, Ltd (“Progressive Health”). The Company entered into a management agreement with Progressive Health in April 2019 and therefore liable for only a portion of the sampled claims. There were a total of 38 claims reviewed, 25 of these claims were from the period prior to the management agreement with the Company and the remaining 13 claims were related to the period that Progressive Health was managed by the Company. In December 2021, the Company received a request for payment from CMS in the amount of $2,709,265. The Company has begun its own internal audit process and has initiated the appropriate appeals. The Company has accrued $20,000 for this potential overpayment. The Company submitted a reconsideration request February 26, 2023.

On May 17, 2022, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $492,086.22 related to Advantage Therapy. This amount represents a statistical extrapolation of charges from a sample, the actual amount found to be overpaid was $10,420.22. On May 27, 2022 the Company received a request for payment from CMS in the amount of $481,666.00. The Company has begun its own internal audit process and has initiated the appropriate appeals. Prior to this May 2022 notification, CMS had implemented a pre-payment audit for Advantage Therapy. As of March 31, 2023, this audit had resulted in a recoupment balance of approximately $0.1 million of Medicare accounts receivable. The Company will be submitting a reconsideration request in May 2023.

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

Note 14 - Subsequent Events

On April 1, 2023, the Company executed an agreement to sell the Chicago market. This sale included a portion of the held fixed assets, intangible associated with the MSA, and the allocation of the associated leases. The Company retained the remaining outstanding accounts receivables.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

Any one or more of these uncertainties, risks and other influences, could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

References in this MD&A to “we,” “us,” “our,” “our company,” “our business” and “IMAC Holdings” are to IMAC Holdings, Inc., a Delaware corporation and prior to the Corporate Conversion (defined below), IMAC Holdings, LLC, a Kentucky limited liability company, and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”), IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) IMAC Management of Illinois, LLC (“IMAC Illinois”), Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”), IMAC Management of Florida, LLC (“IMAC Florida”), Louisiana Orthopaedic & Sports Rehab (“IMAC Louisiana”) and The Back Space, LLC (“BackSpace”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); the following entities which are consolidated with IMAC Management of Illinois, LLC due to control by contract: Progressive Health and Rehabilitation, Ltd., Illinois Spine and Disc Institute, Ltd. and Ricardo Knight, P.C.; the following entities which is consolidated with IMAC Management Services, LLC due to control by contract: Integrated Medicine and Chiropractic Regeneration Center PSC (“Kentucky PC”) and IMAC Medical of Kentucky PSC (“Kentucky PSC”); the following entities which are consolidated with IMAC Florida due to control by contract: Willmitch Chiropractic, P.A. and IMAC Medical of Florida, P.A.; the following entity which is consolidated with Louisiana Orthopaedic & Sports Rehab due to control by contract: IMAC Medical of Louisiana, a Medical Corporation; and the following entities which are consolidated with BackSpace due to control by contract: ChiroMart LLC, ChiroMart Florida LLC, and ChiroMart Missouri LLC.

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

Significant financial metrics

Significant financial metrics of the Company for the first quarter of 2023 are set forth in the bullets below.

●	Net patient revenue decreased to $2.4 million for the first quarter of 2023 from $3.9 million for the first quarter of 2022.
●	Working capital is ($1.5 million) as of March 31, 2023 compared to working capital of $0.5 million as of December 31, 2022.
●	Adjusted EBITDA[1] of ($1.6 million) in the first quarter of 2023 compared to ($2.5 million) in the first quarter of 2022.
●	Sold the Louisiana market during the first quarter of 2023.
●	Sold the BackSpace retail stores during the first quarter of 2023 .
●	Closed four under performing locations during the first quarter of 2023.
(1)	Adjusted EBITDA is a non-GAAP financial measure most closely comparable to the GAAP measure of net loss. See “Reconciliation of Non-GAAP Financial Matters” below for a full reconciliation of the GAAP and non-GAAP measures.

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

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Ended March 31, 2022

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

Revenues for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$1,905	$3,661
Memberships	188	234
Total revenues	$2,093	$3,895

See the table below for more information regarding our revenue breakdown by service type.

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Revenues:
Medical treatments	67%	68%
Physical therapy	26%	24%
Chiropractic care	4%	2%
Memberships	3%	6%
	100%	100%

Consolidated Results

Total revenues decreased approximately $1.8 million due to the sale of the Louisiana market, sale of BackSpace retail stores and the closure of underperforming stores.

IMAC Clinics

Of the total revenue decrease, approximately $1.55 million is attributed to the sale or closure of IMAC Clinics.

Retail Clinics

The Company began opening retail clinics in Walmart in June 2021. On March 1, 2023, we executed an agreement to sale The BackSpace, LLC to Curis Express, LLC. This sale eliminated IMAC Holdings, Inc. retail chiropractic division. During the first quarter of 2023, 75% of the BackSpace revenue was related to memberships.

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

Patient expenses consist of medical supplies for services rendered.

Patient Expenses	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$266,000	$460,000	$(194,000)	(42)%

Cost of revenues (patient expense) decreased for the three months ended March 31, 2023 as compared to March 31, 2022, due to the closure of the underperforming clinics and the sale of Louisiana and the retail stores. Patient expense as a percent of revenue has remained consistent from 12.7% for the first quarter of 2023 compared to 11.8% for the first quarter of 2022.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and Benefits	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$2,313,000	$3,899,000	$(1,586,000)	(41)%

Salaries and benefits expenses for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, decreased due to the closure of the underperforming clinics and the sale of Louisiana and the retail stores. Same store clinics have also experienced a decrease in employees.

Advertising and marketing consist of marketing, business promotion and brand recognition.

Advertising and Marketing	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$75,000	$370,000	$(295,000)	(80)%

Advertising and marketing expenses decreased $295,000 for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This decrease is attributable to the decrease of clinics.

General and administrative expense (“G&A”) consist of all other costs than advertising and marketing, salaries and benefits, patient expenses and depreciation.

General and Administrative	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$1,504,000	$1,815,000	$(310,000)	(17)%

G&A decreased $310,000 in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. There was a $144,000 decrease in rent expense from the first quarter of 2022 compared to the first quarter of 2023 due to the sale and closure of 4 IMAC clinic locations as well as the 10 Backspace locations. The Company had a decrease of $49,000 in travel expenses in the first quarter of 2023 compared to the first quarter of 2022. There was a $56,000 decrease in minor equipment and a decrease of $158,000 in other operating expenses.

FDA Clinical Trial

In August 2020, the United States Food and Drug Administration (the “FDA”) approved the Company’s investigational new drug application. The Company has begun the third cohort of Phase 1 of the clinical trial, which will be completed during the summer of 2022. The Company incurred $82,000 in G&A expenses related to consultants, supplies, software and travel for the clinic trial during the three months ended March 31, 2023 compared to $104000 in the three months ended March 31, 2022.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Depreciation and Amortization	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$190,000	$447,000	$(257,000)	(57)%

Depreciation and amortization decreased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease is attributable to the impairment recorded of the intangibles and the sale of Louisiana and the retail clinics.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Loss on disposal and impairment	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$1,441,000	$47,000	$1,394,000	2,966%

Loss on disposal and impairment increased $1,394,000 for the three months ended March 31, 2023 compared to the three months ended March 31, 2023 due to the sale of Louisiana and the retail stores, the closure of the underperforming clinics and sales of equipment

Analysis of Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payers.

During the three months ended March 31, 2023, net cash used in operations was approximately $1.4 million, which was primarily attributable to the loss on disposition of assets related to the sale of Louisiana and closure of clinics.

Net cash provided by investing activities during the three months ended March 31, 2023 was approximately $1,050,000, which was attributed to the sale of Louisiana Orthopedic operations during the period.

Net cash used in financing activities during the three months ended March 31, 2023 was approximately $6,000, which mostly consisted of debt payments of approximately $17,000.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below.

	Three Months Ended
	March 31, 2023	March 31, 2022
GAAP loss attributable to IMAC Holdings, Inc.	$(3,699,000)	$(3,162,000)
Interest expense	2,000	4,000
Other expense	-	13,000
Share-based compensation expense	86,000	189,000
Depreciation and amortization	190,000	447,000
Loss on disposition and impairment of assets	1,441,000	47,000
Adjusted EBITDA	$(1,979,000)	$(2,462,000)

Liquidity and Capital Resources

As of March 31, 2023, we had $0.4 million in cash and negative working capital of $1.7 million. As of December 31, 2022, we had cash of $0.8 million and working capital of $0.5 million. The decrease in working capital was primarily due to the use of cash for operating expenses during the three months ended March 31, 2023.

As of March 31, 2023, we had approximately $3.5 million in current liabilities. Operating leases represent $1.0 million of our current liabilities. Of our remaining current liabilities as of March 31, 2023, approximately $0.9 million in current liabilities outstanding to our vendors, which we have historically paid down in the normal course of our business and accrued expenses represent approximately $0.8 million of the balance. Lastly, accrued wages, taxes, 401k contributions and paid time off represent approximately $0.3 million of the remaining current liabilities.

Contractual Obligations

The following table summarizes our contractual obligations by period as of March 31, 2023:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years
Short-term obligations	$37,005	$37,005	$-	$-
Long-term obligations, including interest	55,971	-	55,971	-
Finance lease obligations, including interest	26,357	16,354	10,003	-
Operating lease obligations	2,428,439	832,959	1,439,966	155,514
	$2,547,772	$886,318	$1,505,940	$155,514

Off-Balance Sheet Arrangements

As of March 31, 2023, the Company did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2023. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2023.

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

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2022, the information set forth at the beginning of Management’s Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information,” and updates noted below, you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our securities could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We recorded a net loss for the three months ended March 31, 2023 and March 31, 2022 and there can be no assurance that our future operations will result in net income; we received a going concern qualification.

For the three months ended March 31, 2023 and March 31, 2022, we had net revenue of approximately $2,093,000 and $3,895,000, respectively, and we had net loss of approximately $3,699,000 and $3,162,000, respectively. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The fee we charge for our management services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our services at acceptable prices relative to our costs, or if we fail to develop and introduce new services on a timely basis and services from which we can derive additional revenues, our financial results will suffer.

As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

Acquisition-Related Risks. As part of its growth strategy, the Company will seek to acquire or invest in complementary (including competitive) businesses, products or technologies. Although the Company has identified potential acquisition candidates, it currently has no commitments or agreements with respect to any such acquisitions or investments other than the Brain scientific Acquisition, and there can be no assurance that it will eventually consummate the Brain Scientific acquisition or any other acquisition or investment. The process of integrating acquired assets into the Company’s operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company’s business. In addition, the Company has limited experience in performing acquisitions and managing growth. There can be no assurance that the anticipated benefits of any acquisition will be realized. In addition, future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company’s operating results and financial position. In addition, acquisitions also involve other risks, including risks inherent in entering markets in which the Company has no or limited prior experience and the potential loss of key employees.

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

On October 21, 2021, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $2,716,056.33. This amount represents a statistical extrapolation of $6,791.33 of charges from a sample of 38 claims for the periods July 2017 to November 2020 for Progressive Health & Rehabilitation, Ltd (“Progressive Health”). The Company entered into a management agreement with Progressive Health in April 2019 and therefore liable for only a portion of the sampled claims. There were a total of 38 claims reviewed, 25 of these claims were from the period prior to the management agreement with the Company and the remaining 13 claims were related to the period that Progressive Health was managed by the Company. In December 2021, the Company received a request for payment from CMS in the amount of $2,709,265. The Company has begun its own internal audit process and has initiated the appropriate appeals. The Company has accrued $20,000 for this potential overpayment. The Company submitted a reconsideration request February 26, 2023.

On May 17, 2022, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $492,086.22 related to Advantage Therapy. This amount represents a statistical extrapolation of charges from a sample, the actual amount found to be overpaid was $10,420.22. On May 27, 2022 the Company received a request for payment from CMS in the amount of $481,666.00. The Company has begun its own internal audit process and has initiated the appropriate appeals. Prior to this May 2022 notification, CMS had implemented a pre-payment audit for Advantage Therapy. As of March 31, 2023, this audit had resulted in a recoupment balance of approximately $0.1 million of Medicare accounts receivable. The Company will be submitting a reconsideration request in May 2023.

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

The market price of our common stock fluctuates substantially as a result of many factors, some of which are beyond our control. During the 52-week period prior to the filing of this Quarterly Report, the market price of our common stock ranged from a low of $0.10 per share to a high of $1.28 per share, and as of May 19, 2023, was $0.15 per share. These fluctuations could cause you to lose all or part of the value of your investment in our common stock and/or warrants. Factors that could cause fluctuations in the market price of our common stock include the following:

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

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows, and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023. There have been no material changes to such risk factors, except as set forth below. The risk factors set forth below supplement, and should be read together with, that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Any of these factors could cause or contribute to the risks and uncertainties identified in our Annual Report on Form 10-K for the year ended December 31, 2022 and could materially adversely affect our business, financial condition and results of operations.

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

IMAC HOLDINGS, INC.

Date: May 19, 2023	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2023	By:	/s/ Sheri Gardzina
Sheri Gardzina
Chief Financial Officer (Principal Financial and Accounting Officer)

