Form 10-Q
period 2023-06-30
IMAC Holdings, Inc.
filed 2023-08-21
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3401 Mallory Lane, Suite 100, Franklin, Tennessee	37067
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BACK	NASDAQ Capital Market
Warrants to Purchase Common Stock	IMACW	NASDAQ Capital Market

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

As of August 21, 2023, the registrant had 33,280,049 shares of common stock, par value $0.001 per share, outstanding.

IMAC HOLDINGS, INC.

Important Information Regarding Forward-Looking Statements

Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are those related to our proposed Theralink Technologies merger and those described in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on March 31, 2023. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31,
	(Unaudited)	2022
ASSETS
Current assets:
Cash	$247,002	$763,211
Accounts receivable, net	678,603	2,881,239
Deferred compensation, current portion	102,153	196,119
Other assets	248,578	367,358
Total current assets	1,276,336	4,207,927

Property and equipment, net	565,843	1,584,714
Other assets:
Intangible assets, net	901,893	1,365,457

Security deposits	215,126	300,430
Right of use asset	1,685,802	3,623,078
Total other assets	2,802,821	5,288,965

Total assets	$4,645,000	$11,081,606

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,441,261	$1,702,740
Patient deposits	186,139	241,666
Notes payable, current portion	39,435	51,657
Finance lease obligation, current portion	16,853	19,898
Liability to issue common stock, current portion	292,246	329,855
Operating lease liability, current portion	947,657	1,368,016
Total current liabilities	3,923,591	3,713,832

Long-term liabilities:
Notes payable, net of current portion	35,144	53,039
Finance lease obligation, net of current portion	2,580	9,375

Operating lease liability, net of current portion	1,042,655	2,654,104

Total liabilities	5,003,970	6,430,350

Commitment and Contingencies – Note 14

Stockholders’ equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 authorized, nil issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	-	-
Common stock - $0.001 par value, 60,000,000 authorized; 33,280,758 and 33,017,758 shares issued at June 30, 2023 and December 31, 2022, respectively; and 33,280,049 and 32,935,294 outstanding at June 30, 2023 and December 31, 2022, respectively.	33,280	32,935
Additional paid-in capital	51,229,450	51,138,061
Accumulated deficit	(51,621,700)	(46,519,740)
Total stockholders’ equity (deficit)	(358,970)	4,651,256

Total liabilities and stockholders’ equity (deficit)	$4,645,000	$11,081,606

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Patient revenues, net	$1,343,975	$5,033,088	$3,437,337	$8,928,075
Total revenue	1,343,975	5,033,088	3,437,337	8,928,075

Operating expenses:
Patient expenses	175,748	397,235	441,980	857,708
Salaries and benefits	1,251,842	3,863,089	3,564,903	7,762,487
Advertising and marketing	36,761	242,562	111,305	613,050
General and administrative	886,632	1,857,915	2,391,506	3,673,162
Depreciation and amortization	119,795	438,612	309,618	885,384
Loss on disposal or impairment of assets	254,147	34,832	1,695,161	82,261
Total operating expenses	2,724,925	6,834,245	8,514,473	13,874,052

Operating loss	(1,380,950)	(1,801,157)	(5,077,136)	(4,945,977)

Other income (expense):
Interest income	1	1,321	1	1,321
Other expense	-	(39,530)	-	(52,704)
Interest expense	(22,358)	(4,733)	(24,825)	(8,864)
Total other expenses	(22,357)	(42,942)	(24,824)	(60,247)

Net loss before income taxes	(1,403,307)	(1,844,099)	(5,101,960)	(5,006,224)

Income taxes	-	-	-	-

Net loss	(1,403,307)	(1,844,099)	(5,101,960)	(5,006,224)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.04)	$(0.07)	$(0.15)	$(0.19)

Weighted average common shares outstanding
Basic and diluted	33,141,324	26,800,926	33,077,598	26,584,532

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional
	Number of Shares	Par	Paid-In Capital	Accumulated Deficit	Total

Balance, December 31, 2021	26,218,167	$26,218	$46,133,777	$(28,206,934)	$17,953,061
Issuance of common stock	167,000	167	148,393	-	148,560
Share based compensation, net	-	-	32,587	-	32,587
Net loss	-	-	-	(3,162,125)	(3,162,125)
Balance, March 31, 2022	26,385,167	$26,385	$46,314,757	$(31,369,059)	$14,972,083
Issuance of common stock	904,744	905	934,757	-	935,662
Issuance of employee stock options	-	-	31,114	-	31,114
Net loss	-	-	-	(1,844,099)	(1,844,099)
Balance, June 30, 2022	27,289,911	$27,290	$47,280,628	$(33,213,158)	$14,094,760

	Common Stock		Additional
	Number of Shares	Par	Paid-In Capital	Accumulated Deficit	Total

Balance, December 31, 2022	32,935,294	$32,935	$51,138,061	$(46,519,740)	$4,651,256
Issuance of common stock	81,755	82	16,568	-	16,650
Share based compensation, net	-	-	27,702	-	27,702
Net loss	-	-	-	(3,698,653)	(3,698,653)
Balance, March 31, 2023	33,017,049	$33,017	$51,182,331	$(50,218,393)	$996,955
Issuance of common stock	263,000	263	47,119	-	47,382
Net loss	-	-	-	(1,403,307)	(1,403,307)
Balance, June 30, 2023	33,280,049	$33,280	$51,229,450	$(51,621,700)	$(358,970)

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,101,960)	$(5,006,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	309,618	885,384
Share based compensation, net	131,060	269,691
Loss on disposition or impairment of assets	1,695,161	82,261
Bad debt expense	6,795	-
Changes in operating assets and liabilities:
Accounts receivable	546,496	(1,845,684)
Other assets	68,780	18,767
Security deposits	85,304	5,231
Right of use/lease liability	(94,532)	(40,541)
Accounts payable and accrued expenses	738,521	(417,271)
Patient deposits	(55,527)	185,578
Net cash from operating activities	(1,670,284)	(5,862,808)

Cash flows from investing activities:
Proceeds from sale of Louisiana Orthopedic operations	1,050,000	(256,279)
Proceeds from sale of Ricardo Knight, PC operations	80,000	-
Proceeds from sale of property and equipment	-	2,060
Net cash from investing activities	1,130,000	(254,219)

Cash flows from financing activities:
Proceeds from issuance of common stock	64,032	829,663
Payments on notes payable	(30,117)	(208,004)
Payments on finance lease obligation	(9,840)	(9,422)
Net cash from financing activities	24,075	612,237

Net decrease in cash	(516,209)	(5,504,790)

Cash, beginning of period	763,211	7,118,980

Cash, end of period	$247,002	$1,614,190

Supplemental cash flow information:
Interest paid	$24,826	$8,864

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

IMAC Holdings, Inc. is a holding company for IMAC Regeneration Centers and our Investigational New Drug division. IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide movement, orthopedic and neurological therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. As of June 30, 2023, the Company had owned or operated through management service agreements three medical clinics located in Kentucky and Missouri. The Company delivers sports medicine treatments without opioids. The Company’s Investigational New Drug division is conducting a clinical trial for its investigational compound utilizing umbilical cord-derived allogenic mesenchymal stem cells for the treatment of bradykinesia due to Parkinson’s disease.

As outlined in Note 2, given the Company’s current financial position, during the first six months of 2023 the Company decided to close five underperforming locations and sold its Louisiana Orthopedic and Illinois practices as well as The BackSpace, LLC operations in an effort to raise sufficient capital to support on-going operations. Management has been actively exploring various strategic alternatives in an effort to support operations in 2023 and beyond.

On May 23, 2023, IMAC Holdings, Inc., a Delaware corporation (Nasdaq: BACK) (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Theralink Technologies, Inc. (OTC: THER), a Nevada corporation (“Theralink”), and IMAC Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of the Company (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Theralink (the “Merger”), with Theralink continuing as the surviving entity (the “Surviving Entity”) and a wholly owned subsidiary of the Company. On May 22, 2023, the board of directors of the Company, and the board of directors of Theralink unanimously approved the Merger Agreement.

At the effective time of the Merger (the “Effective Time”), each share of Theralink’s common stock (“Theralink Common Stock”) and each share of Theralink’s preferred stock (together with the Theralink Common Stock, “Theralink Shares”) issued and outstanding as of immediately prior to the Effective Time will be converted into and will thereafter represent the right to receive a portion of a share of the Company’s common stock (the “Company Shares”) such that the total number of Company Shares issued to the holders of Theralink Shares shall equal 85% of the total number of Company Shares outstanding as of the Effective Time (the “Merger Consideration”).

At the Effective Time, each award of Theralink stock options (each, a “Theralink Stock Option”), whether or not then vested or exercisable, that is outstanding immediately prior to the Effective Time, will be assumed by the Company and converted into a stock option relating to a number of Company Shares equal to the product of: (i) the number of shares of Theralink Common Stock subject to such Theralink Stock Option; and (ii) the ratio which results from dividing one share of Theralink Common Stock by the portion of a Company Share issuable for such share as finally determined at the Effective Time (the “Exchange Ratio”), at an exercise price per Company Share (rounded up to the nearest whole cent) equal to the quotient obtained by dividing (A) the exercise price per share of Theralink Common Stock of such Theralink Stock Option by (B) the Exchange Ratio.

The Company and Theralink have each agreed, subject to certain exceptions with respect to unsolicited proposals, not to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited alternative acquisition proposals. However, if such party receives an unsolicited, bona fide acquisition proposal that did not result from a material breach of the non-solicitation provisions of the Merger Agreement and the Company’s or Theralink’s board of directors, or any committee thereof, as applicable, concludes, after consultation with its financial advisors and outside legal counsel, that such unsolicited, bona fide acquisition proposal constitutes, or could reasonably be expected to result in, a superior offer, such party may furnish non-public information regarding it or any of its subsidiaries and engage in discussions and negotiations with such third party in response to such unsolicited, bona fide acquisition proposal; provided that each party provides notice and furnishes any non-public information provided to the maker of the acquisition proposal to each party substantially concurrently with providing such non-public information to the maker of the acquisition proposal.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (i) adoption of the Merger Agreement by holders of a majority of the outstanding Theralink Shares; (ii) approval of the issuance of Company Shares in connection with the Merger by a majority of the outstanding shares of the Company’s common stock; (iii) absence of any court order or regulatory injunction prohibiting completion of the Merger; (iv) expiration or termination of (a) all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and (b) any agreement with any governmental entity not to consummate the transactions contemplated by the Merger Agreement; (v) effectiveness of the Company’s registration statement on Form S-4 to register the Company Shares to be issued in the Merger; (vi) subject to specified materiality standards, the accuracy of the representations and warranties of the other party; (vii) the authorization for listing of Company Shares to be issued in the Merger on Nasdaq; (viii) compliance by the other party in all material respects with its covenants; and (ix) the completion of satisfactory due diligence by both parties.

The Company and Theralink have each made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to (i) the conduct of each of the Company’s and Theralink’s business between the date of the signing of the Merger Agreement and the closing date of the Merger and (ii) the efforts of the parties to cause the Merger to be completed, including actions which may be necessary to cause the expiration or termination of any waiting periods under the HSR Act.

The Merger Agreement is attached hereto as Exhibit 2.1 and is incorporated by reference. The foregoing summary has been included to provide investors and security holders with information regarding the terms of the Merger Agreement and is qualified in its entirety by the terms and conditions of the Merger Agreement. It is not intended to provide any other factual information about the Company, Theralink or their respective subsidiaries and affiliates. The Merger Agreement contains representations and warranties by each of the parties to the Merger Agreement, which were made only for purposes of the Merger Agreement and as of specified dates. The representations, warranties and covenants in the Merger Agreement (i) were made solely for the benefit of the parties to the Merger Agreement; (ii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and (iii) may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company, Theralink or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s or Theralink’s public disclosures.

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

During January of 2023, the Company closed operations at four underperforming clinic locations: Webster Groves, Lexington, Fort Pierce and Tampa.

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

On April 1 2023, the Company executed an agreement to sell all the assets of Ricardo Knight, PC.

During May of 2023, the Company closed operations at Springfield, MO, due to significant staff departures and inflationary pressure on replacement personnel. Most assets were sold in June.

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

Starting in June 2021, the Company introduced BackSpace and began offering outpatient chiropractic and spinal care services as well as memberships services in Walmart retail locations. The fees for such services were paid and recognized as incurred.

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

The condensed consolidated financial statements include the accounts of variable interest entities (“VIE”) in which the Company is the primary beneficiary under the provisions of the FASB Accounting Standards Codification 810, “Consolidation”. The Company has the power to direct the activities that most significantly impact a VIE’s economic performance. Additionally, the Company would absorb substantially all of the expected losses from any of these entities should such expected losses occur. As of June 30, 2023, the Company’s consolidated VIE’s include 12 PCs.

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

The roll forward of the allowance for doubtful accounts for the six-months ended June 30. 2023 was as follows:

June 30, 2023
(Unaudited)
Beginning balance	$163,479
Bad debt expense	6,795
Write-offs	(95,414)
Ending balance	$74,860

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

Intangible Assets

The Company capitalizes the fair value of intangible assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over their estimated economic useful lives, generally the contract term. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. As of June 30, 2023, the Company has sold the assets of the Louisiana market, Illinois market and the BackSpace retail stores. The Louisiana market had a total intangible carrying amount of approximately $61,000, the Illinois market had a total intangible carrying amount of approximately $265,000 and the BackSpace retail stores had a total intangible carrying amount of approximately $60,000 which was written off with the transaction. As of June 30, 2022, the Company closed a clinic in Florida with a total intangible carrying amount of approximately $30,000. The Company recorded a noncash impairment loss for this amount during the six months ended June 30, 2022.

Long-Lived Assets

Long-lived assets such as property and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairments of long-lived assets for the years presented.

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was approximately $37,000 and $243,000 for the three months ended June 30, 2023 and 2022, respectively and was approximately $111,000 and $613,000 for the six months ended June 30, 2023 and 2022, respectively.

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

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP and includes the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed consolidated financial statements, the Company has sustained substantial losses from operations since inception. The Company had negative working capital of approximately $2.6 million at June 30, 2023 and $0.5 million at December 31, 2022. For the six months ended June 30, 2023, the Company had a net loss of approximately $5.1 million and used cash in operations of approximately $1.7 million.

Management recognizes that the Company may need to obtain additional resources to successfully implement its business plans. No assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital if needed, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000.

Revenue and Accounts Receivable

As of June 30, 2023 and December 31, 2022, the Company had the following revenue and accounts receivable concentrations:

	June 30, 2023		December 31, 2022
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable
	(Unaudited)
Medicare payment	25%	20%	32%	18%

Note 5 – Accounts Receivable

As of June 30, 2023 and December 31, 2022, the Company’s accounts receivable consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)
Gross accounts receivable	$753,463	$3,044,718
Less: allowance for doubtful accounts	(74,860)	(163,479)
Accounts receivable, net	$678,603	$2,881,239

Note 6 – Property and Equipment

The Company’s property and equipment consisted of the following at June 30, 2023 and December 31, 2022:

	Estimated Useful Life in Years	June 30, 2023	December 31, 2022
		(Unaudited)
Leasehold improvements	Shorter of asset or lease term	$1,712,019	$2,233,603
Equipment	1.5 - 7	1,989,567	2,820,166
Total property and equipment		3,701,586	5,053,769

Less: accumulated depreciation		(3,135,743)	(3,476,977)
		565,843	1,576,792
Construction in progress		-	7,922
Total property and equipment, net		$565,843	$1,584,714

Depreciation was approximately $87,000 and $239,000 for the three months ended June 30, 2023 and 2022, respectively and approximately $233,000 and $473,000 for the six months ended June 30, 2023 and 2022, respectively.

Note 7 – Intangibles Assets and Goodwill

The Company’s intangible assets and goodwill consisted of the following at June 30, 2023 and December 31, 2022:

		June 30, 2023 (Unaudited)
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$4,224,113	$(3,565,970)	$658,143
Definite lived assets		4,224,113	(3,565,970)	658,143
Research and development		243,750	-	243,750
Total intangible assets and goodwill		$4,467,863	$(3,565,970)	$901,893

		December 31, 2022
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(6,939,916)	$1,000,482
Non-compete agreements	3 years	391,000	(359,125)	31,875
Customer lists	3 years	77,000	(48,125)	28,875
Brand development	15 years	69,071	(8,596)	60,475
Definite lived assets		8,477,469	(7,355,762)	1,121,707
Research and development		243,750	-	243,750
Goodwill		4,499,796	(4,499,796)	-
Total intangible assets and goodwill		$13,221,015	$(11,855,558)	$1,365,457

In January 2023, the Company sold the Louisiana Market which had a total intangible carrying amount of approximately $61,000 which was written off as impaired.

In February 2023, the Company sold the BackSpace retail clinics which had a total intangible carrying amount of approximately $60,000 which was written off as impaired.

On April 1, 2023, the Company executed an agreement to sell all the assets of Ricardo Knight, PC which had a total intangible carrying amount of approximately $265,000 which was written off as impaired.

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

The Company performs its annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2022, the Company performed a qualitative impairment test and, based on the totality of information available for the reporting units, the Company concluded that it was more-likely-than-not that the carrying value is greater than the estimated fair values of the reporting units as of December 31, 2022. A goodwill impairment loss of $4.5 million was recorded in December 2022.

Amortization was approximately $33,000 and $200,000 for the three months ended June 30, 2023 and 2022, respectively and $77,000 and $412,000 for the six months ended June 30, 2023 and 2022, respectively.

The Company’s estimated future amortization of intangible assets was as follows:

Years Ending December 31,
(Unaudited)
2023 (six months)	$65,814
2024	131,629
2025	131,629
2026	131,629
2027	131,629
Thereafter	65,813
$658,143

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

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate of leases added as of June 30, 2023 and December 31, 2022, the Company used a weighted average interest rate.

Total operating lease cost

Individual components of the total lease cost incurred by the Company were as follows:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(Unaudited)	(Unaudited)
Operating lease expense	$747,698	$830,373

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The Company’s amount of future minimum lease payments under operating leases are as follows:

Operating Leases
(Unaudited)
Undiscounted future minimum lease payments:
2023 (six months)	$538,112
2024	734,612
2025	468,745
2026	236,609
2027	73,823
Thereafter	81,691
Total	2,133,592
Amount representing imputed interest	(143,280)
Total operating lease liability	1,990,312
Current portion of operating lease liability	(947,657)
Operating lease liability, non-current	$1,042,655

Note 9 – Notes Payable

Set forth below is a summary of the Company’s outstanding debt as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matured and has been paid in full.	$-	$13,093

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	47,697	54,763

$112,800 payable to a landlord of Advantage Therapy, LLC pursuant to a lease dated March 1, 2019. The debt is payable in 60 monthly installments of $2,129, including principal and interest at 5%. The debt matures on June 1, 2024.	26,882	36,840

	74,579	104,696
Less: current portion:	(39,435)	(51,657)
	$35,144	$53,039

Principal maturities of the Company’s notes payable are as follows:

Years Ending December 31,	Amount

2023 (six months)	$21,540
2024	27,631
2025	15,813
2026	9,595
Total	$74,579

Note 10 – Stockholders’ Equity (Deficit)

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

Stock Options

As of June 30, 2023, the Company had issued stock options to purchase 131,050 shares of its common stock as non-qualified stock options to various employees of the Company. Most options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months and are exercisable for a period of ten years. One award granted in 2021 vests over a period of one year and is exercisable for a period of ten years. Stock based compensation for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The per-share fair values of these options is calculated based on the Black-Scholes-Merton pricing model.

Restricted Stock Units

On February 21, 2022, the Company granted 100,000 RSUs to an executive that vested immediately.

On October 15, 2022, the Company granted an aggregate of 300,000 RSUs to Board members with these RSUs vesting immediately.

On May 19, 2023, the Company granted an aggregate of 263,000 RSUs to Board members with these RSU’s vesting immediately.

Note 11 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 50% of up to 6 % of total compensation for those employees making salary deferrals. The Company made contributions of $17,106 and $35,954 during the three months ended June 30, 2023 and 2022, respectively and $43,927 and $70,763 during the six months ended June 30, 2023 and 2022, respectively.

Note 12 – Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management assessed all available evidence to estimate if sufficient future taxable income will be generated in the appropriate period and of the appropriate character to realize deferred tax assets. For the six months ended June 30, 2023 and June 30, 2022, no income tax expense or benefit was recorded related to income taxes due to the Company’s overall operating results and the full valuation allowance.

The Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits as December 31, 2022. As of June 30, 2023, the Company had no unrecognized tax benefits recorded. The Company is subject to taxation by federal, state, and local taxing authorities. The Company’s federal, state, and local income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and the Company’s federal, state, and local income tax returns for 2019 through 2022 remain open to examination.

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

On October 21, 2021, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $2,716,056.33. This amount represents a statistical extrapolation of $6,791.33 of charges from a sample of 38 claims for the periods July 2017 to November 2020 for Progressive Health & Rehabilitation, Ltd (“Progressive Health”). The Company entered into a management agreement with Progressive Health in April 2019 and therefore liable for only a portion of the sampled claims. There were a total of 38 claims reviewed, 25 of these claims were from the period prior to the management agreement with the Company and the remaining 13 claims were related to the period that Progressive Health was managed by the Company. In December 2021, the Company received a request for payment from CMS in the amount of $2,709,265. The Company has begun its own internal audit process and has initiated the appropriate appeals. The Company submitted a reconsideration request February 26, 2023. On July 5, 2023, the Company received a reconsideration decision from the second appeal. The Qualified Independent Contractor provided a “partially favorable” decision that medical necessity supported 15 of 38 appealed claims. The Company intends to file a written appeal to an Administrative Law Judge prior to the August 30 deadline.

On May 17, 2022, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $492,086.22 related to Advantage Therapy. This amount represents a statistical extrapolation of charges from a sample, the actual amount found to be overpaid was $10,420.22. The Company has accrued the actual sample amount found for this potential overpayment. On May 27, 2022 the Company received a request for payment from CMS in the amount of $481,666.00. The Company has begun its own internal audit process and has initiated the appropriate appeals. Prior to this May 2022 notification, CMS had implemented a pre-payment audit for Advantage Therapy. As of June 30, 2023, this audit had resulted in a recoupment balance of approximately $0.1 million of Medicare accounts receivable. The Company submitted a reconsideration request in May 2023. On August 4, 2023, the Company received a reconsideration decision from the second appeal. The Qualified Independent Contractor provided a “partially favorable” decision supporting 31 of 65 appealed claims. The Company intends to file a written appeal to an Administrative Law Judge prior to the October 2 deadline.

On December 9, 2022, the Company received a suspension of payment notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, for IMAC Regeneration Center of Kentucky. On December 22, 2022, the Company responded to the payment suspension with a Rebuttal of Notice. The suspension of payment will remain in effect until the Rebuttal of Notice is answered. Guidelines suggest a 30 to 45 day response time, although no response has been provided nor any explanation regarding the payment suspension as of the date of this filing, over 200 days later.

Note 14 – Merger Agreement

On May 23, 2023, IMAC Holdings, Inc., a Delaware corporation (Nasdaq: BACK) (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Theralink Technologies, Inc. (OTC: THER), a Nevada corporation (“Theralink”), and IMAC Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of the Company (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Theralink (the “Merger”), with Theralink continuing as the surviving entity (the “Surviving Entity”) and a wholly owned subsidiary of the Company. On May 22, 2023, the board of directors of the Company, and the board of directors of Theralink unanimously approved the Merger Agreement.

At the effective time of the Merger (the “Effective Time”), each share of Theralink’s common stock (“Theralink Common Stock”) and each share of Theralink’s preferred stock (together with the Theralink Common Stock, “Theralink Shares”) issued and outstanding as of immediately prior to the Effective Time will be converted into and will thereafter represent the right to receive a portion of a share of the Company’s common stock (the “Company Shares”) such that the total number of Company Shares issued to the holders of Theralink Shares shall equal 85% of the total number of Company Shares outstanding as of the Effective Time (the “Merger Consideration”).

At the Effective Time, each award of Theralink stock options (each, a “Theralink Stock Option”), whether or not then vested or exercisable, that is outstanding immediately prior to the Effective Time, will be assumed by the Company and converted into a stock option relating to a number of Company Shares equal to the product of: (i) the number of shares of Theralink Common Stock subject to such Theralink Stock Option; and (ii) the ratio which results from dividing one share of Theralink Common Stock by the portion of a Company Share issuable for such share as finally determined at the Effective Time (the “Exchange Ratio”), at an exercise price per Company Share (rounded up to the nearest whole cent) equal to the quotient obtained by dividing (A) the exercise price per share of Theralink Common Stock of such Theralink Stock Option by (B) the Exchange Ratio.

The Company and Theralink have each agreed, subject to certain exceptions with respect to unsolicited proposals, not to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited alternative acquisition proposals. However, if such party receives an unsolicited, bona fide acquisition proposal that did not result from a material breach of the non-solicitation provisions of the Merger Agreement and the Company’s or Theralink’s board of directors, or any committee thereof, as applicable, concludes, after consultation with its financial advisors and outside legal counsel, that such unsolicited, bona fide acquisition proposal constitutes, or could reasonably be expected to result in, a superior offer, such party may furnish non-public information regarding it or any of its subsidiaries and engage in discussions and negotiations with such third party in response to such unsolicited, bona fide acquisition proposal; provided that each party provides notice and furnishes any non-public information provided to the maker of the acquisition proposal to each party substantially concurrently with providing such non-public information to the maker of the acquisition proposal.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (i) adoption of the Merger Agreement by holders of a majority of the outstanding Theralink Shares; (ii) approval of the issuance of Company Shares in connection with the Merger by a majority of the outstanding shares of the Company’s common stock; (iii) absence of any court order or regulatory injunction prohibiting completion of the Merger; (iv) expiration or termination of (a) all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and (b) any agreement with any governmental entity not to consummate the transactions contemplated by the Merger Agreement; (v) effectiveness of the Company’s registration statement on Form S-4 to register the Company Shares to be issued in the Merger; (vi) subject to specified materiality standards, the accuracy of the representations and warranties of the other party; (vii) the authorization for listing of Company Shares to be issued in the Merger on Nasdaq; (viii) compliance by the other party in all material respects with its covenants; and (ix) the completion of satisfactory due diligence by both parties.

The Company and Theralink have each made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to (i) the conduct of each of the Company’s and Theralink’s business between the date of the signing of the Merger Agreement and the closing date of the Merger and (ii) the efforts of the parties to cause the Merger to be completed, including actions which may be necessary to cause the expiration or termination of any waiting periods under the HSR Act.

The Merger Agreement is attached hereto as Exhibit 2.1 and is incorporated by reference. The foregoing summary has been included to provide investors and security holders with information regarding the terms of the Merger Agreement and is qualified in its entirety by the terms and conditions of the Merger Agreement. It is not intended to provide any other factual information about the Company, Theralink or their respective subsidiaries and affiliates. The Merger Agreement contains representations and warranties by each of the parties to the Merger Agreement, which were made only for purposes of the Merger Agreement and as of specified dates. The representations, warranties and covenants in the Merger Agreement (i) were made solely for the benefit of the parties to the Merger Agreement; (ii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and (iii) may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company, Theralink or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s or Theralink’s public disclosures.

Note 15 - Subsequent Events

On July 25, 2023, the Company entered into a definitive securities purchase agreement with several institutional and accredited investors, including existing significant investors of Theralink Technologies, Inc., its previously announced merger partner (OTC:THER) (“Theralink”), and Theralink’s Chairman, for the sale of its preferred stock and warrants. IMAC sold an aggregate of 2,500 shares of its Series A-1 Convertible Preferred Stock, stated value $1,000 per share, 1,800 shares of its Series A-2 Convertible Preferred Stock, stated value $1,000 per share, and Warrants to purchase up to 62,271,063 shares of its common stock for aggregate gross proceeds of $4.3 million before deducting placement agent fees and other offering expenses. The shares of A-1 Convertible Preferred Stock, shall bear a 12% dividend, and are initially convertible into an aggregate of 22,893,773 shares of common stock of the Company, and the shares of Series A-2 Convertible Preferred Stock are initially convertible into an aggregate of 16,483,517 shares of common stock of the Company, in each case, at a conversion price of $0.1092 per share. The Warrants have an exercise price of $0.1092 per share, are exercisable immediately, and will expire five years from the date of shareholder approval of this private placement. It is expected that approximately $3.0 million of the proceeds of the offering will be used to make a loan to Theralink for investment into sales and marketing efforts and general working capital purposes as the companies continue to take formal steps together in advancing their merger previously announced on May 23, 2023.

The Company also entered into a Registration Rights Agreement, pursuant to which it agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of the Company’s common stock underlying the Series A-1 Convertible Preferred Stock, Series A-2 Convertible Preferred Stock and Warrants no later than 45 days following the closing of the planned merger.

The foregoing summary is qualified in its entirety by reference to the full text of each of the Certificate of Designation for the Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock, the Warrants, the Securities Purchase Agreement and the Registration Rights Agreement, attached as Exhibits 3.1, 3.2, 4.1, 10.1 and 10.2, respectively, each of which is incorporated herein in its entirety.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition as of June 30, 2023 and for the six months ended June 30, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

Overview

We are a provider of movement and orthopedic therapies and minimally invasive procedures performed through our regenerative and rehabilitative medical treatments to improve the physical health of our patients at our chain of IMAC Regeneration Centers which we own or manage. Our outpatient medical clinics provide conservative, minimally invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our licensed healthcare professionals evaluate each patient and provide a custom treatment plan that integrates traditional medical procedures and innovative regenerative medicine procedures in combination with physical medicine. We do not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. The original IMAC Regeneration Center opened in Kentucky in August 2000 and remains the flagship location of our current business, which was formally organized in March 2015.

Given the Company’s current financial position, during the first half of 2023 the Company decided to close five underperforming locations and in addition sold its Louisiana Orthopedic and Chicago practices as well as The BackSpace, LLC operations in an effort to raise sufficient capital to support on-going operations. Management has been actively exploring various strategic alternatives in an effort to support operations in 2023 and beyond.

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

Recent Developments

Significant recent developments of the company for the second quarter of 2023 are set forth in the bullets below.

●	On May 23, 2023, IMAC Holdings, Inc., a Delaware corporation (Nasdaq: BACK) (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Theralink Technologies, Inc. (OTC: THER), a Nevada corporation (“Theralink”), and IMAC Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of the Company (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Theralink (the “Merger”), with Theralink continuing as the surviving entity (the “Surviving Entity”) and a wholly owned subsidiary of the Company. On May 22, 2023, the board of directors of the Company, and the board of directors of Theralink unanimously approved the Merger Agreement.

At the effective time of the Merger (the “Effective Time”), each share of Theralink’s common stock (“Theralink Common Stock”) and each share of Theralink’s preferred stock (together with the Theralink Common Stock, “Theralink Shares”) issued and outstanding as of immediately prior to the Effective Time will be converted into and will thereafter represent the right to receive a portion of a share of the Company’s common stock (the “Company Shares”) such that the total number of Company Shares issued to the holders of Theralink Shares shall equal 85% of the total number of Company Shares outstanding as of the Effective Time (the “Merger Consideration”).

At the Effective Time, each award of Theralink stock options (each, a “Theralink Stock Option”), whether or not then vested or exercisable, that is outstanding immediately prior to the Effective Time, will be assumed by the Company and converted into a stock option relating to a number of Company Shares equal to the product of: (i) the number of shares of Theralink Common Stock subject to such Theralink Stock Option; and (ii) the ratio which results from dividing one share of Theralink Common Stock by the portion of a Company Share issuable for such share as finally determined at the Effective Time (the “Exchange Ratio”), at an exercise price per Company Share (rounded up to the nearest whole cent) equal to the quotient obtained by dividing (A) the exercise price per share of Theralink Common Stock of such Theralink Stock Option by (B) the Exchange Ratio.

The Company and Theralink have each agreed, subject to certain exceptions with respect to unsolicited proposals, not to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited alternative acquisition proposals. However, if such party receives an unsolicited, bona fide acquisition proposal that did not result from a material breach of the non-solicitation provisions of the Merger Agreement and the Company’s or Theralink’s board of directors, or any committee thereof, as applicable, concludes, after consultation with its financial advisors and outside legal counsel, that such unsolicited, bona fide acquisition proposal constitutes, or could reasonably be expected to result in, a superior offer, such party may furnish non-public information regarding it or any of its subsidiaries and engage in discussions and negotiations with such third party in response to such unsolicited, bona fide acquisition proposal; provided that each party provides notice and furnishes any non-public information provided to the maker of the acquisition proposal to each party substantially concurrently with providing such non-public information to the maker of the acquisition proposal.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (i) adoption of the Merger Agreement by holders of a majority of the outstanding Theralink Shares; (ii) approval of the issuance of Company Shares in connection with the Merger by a majority of the outstanding shares of the Company’s common stock; (iii) absence of any court order or regulatory injunction prohibiting completion of the Merger; (iv) expiration or termination of (a) all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and (b) any agreement with any governmental entity not to consummate the transactions contemplated by the Merger Agreement; (v) effectiveness of the Company’s registration statement on Form S-4 to register the Company Shares to be issued in the Merger; (vi) subject to specified materiality standards, the accuracy of the representations and warranties of the other party; (vii) the authorization for listing of Company Shares to be issued in the Merger on Nasdaq; (viii) compliance by the other party in all material respects with its covenants; and (ix) the completion of satisfactory due diligence by both parties.

The Company and Theralink have each made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to (i) the conduct of each of the Company’s and Theralink’s business between the date of the signing of the Merger Agreement and the closing date of the Merger and (ii) the efforts of the parties to cause the Merger to be completed, including actions which may be necessary to cause the expiration or termination of any waiting periods under the HSR Act.

The Merger Agreement is attached hereto as Exhibit 2.1 and is incorporated by reference. The foregoing summary has been included to provide investors and security holders with information regarding the terms of the Merger Agreement and is qualified in its entirety by the terms and conditions of the Merger Agreement. It is not intended to provide any other factual information about the Company, Theralink or their respective subsidiaries and affiliates. The Merger Agreement contains representations and warranties by each of the parties to the Merger Agreement, which were made only for purposes of the Merger Agreement and as of specified dates. The representations, warranties and covenants in the Merger Agreement (i) were made solely for the benefit of the parties to the Merger Agreement; (ii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and (iii) may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company, Theralink or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s or Theralink’s public disclosures.

●	On July 25, 2023, the Company entered into a definitive securities purchase agreement with several institutional and accredited investors, including existing significant investors of Theralink Technologies, Inc., its previously announced merger partner (OTC:THER) (“Theralink”), and Theralink’s Chairman, for the sale of its preferred stock and warrants. IMAC sold an aggregate of 2,500 shares of its Series A-1 Convertible Preferred Stock, stated value $1,000 per share, 1,800 shares of its Series A-2 Convertible Preferred Stock, stated value $1,000 per share, and Warrants to purchase up to 62,271,063 shares of its common stock for aggregate gross proceeds of $4.3 million before deducting placement agent fees and other offering expenses. The shares of A-1 Convertible Preferred Stock, shall bear a 12% dividend, and are initially convertible into an aggregate of 22,893,773 shares of common stock of the Company, and the shares of Series A-2 Convertible Preferred Stock are initially convertible into an aggregate of 16,483,517 shares of common stock of the Company, in each case, at a conversion price of $0.1092 per share. The Warrants have an exercise price of $0.1092 per share, are exercisable immediately, and will expire five years from the date of shareholder approval of this private placement. It is expected that approximately $3.0 million of the proceeds of the offering will be used to make a loan to Theralink for investment into sales and marketing efforts and general working capital purposes as the companies continue to take formal steps together in advancing their merger previously announced on May 23, 2023.

The Company also entered into a Registration Rights Agreement, pursuant to which it agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of the Company’s common stock underlying the Series A-1 Convertible Preferred Stock, Series A-2 Convertible Preferred Stock and Warrants no later than 45 days following the closing of the planned merger.

The foregoing summary is qualified in its entirety by reference to the full text of each of the Certificate of Designation for the Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock, the Warrants, the Securities Purchase Agreement and the Registration Rights Agreement, attached as Exhibits 3.1, 3.2, 4.1, 10.1 and 10.2, respectively, each of which is incorporated herein in its entirety.

Significant financial metrics

Significant financial metrics of the Company for the second quarter of 2023 are set forth in the bullets below.

●	Net patient revenue decreased to $1.3 million for the second quarter of 2023 from $2.1 million for the first quarter of 2023.
●	Working capital is ($2.6 million) as of June 30, 2023 compared to working capital of $0.5 million as of December 31, 2022.
●	Adjusted EBITDA[1] of ($1.0 million) in the second quarter of 2023 compared to ($1.3 million) in the second quarter of 2022.
●	Sold the Illinois market during the second quarter of 2023.
●	Closed two under performing locations during the second quarter of 2023 and sold another location.
(1)	Adjusted EBITDA is a non-GAAP financial measure most closely comparable to the GAAP measure of net loss. See “Reconciliation of Non-GAAP Financial Matters” below for a full reconciliation of the GAAP and non-GAAP measures.

Matters that May or Are Currently Affecting Our Business

We believe that our future success depends on various opportunities, challenges, trends and other factors, including the following:

●	Our need to hire additional healthcare professionals in order to operate the existing clinics;

●	Our ability to enhance revenue at each facility on an ongoing basis through additional patient volume and new services;

●	Our ability to attract competent, skilled medical and sales personnel for our operations at acceptable prices to manage our overhead;

●	Our ability to control our operating expenses; our ability to consummate the proposed Theralink Technologies merger and, if consummated, whether it will prove to be beneficial to our Company and stockholders.

Results of Operations for the Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022

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

Revenues for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	2023	2022
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$1,204	$4,744
Memberships	140	289
Total revenues	$1,344	$5,033

Revenues for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$3,041	$8,405
Memberships	396	523
Total revenues	$3,437	$8,928

See the table below for more information regarding our revenue breakdown by service type.

	Three Months Ended June 30,
	2023	2022
	(Unaudited)
Revenues:
Medical treatments	61%	66%
Physical therapy	22%	26%
Chiropractic care	5%	2%
Memberships	12%	6%
	100%	100%

	Six Months Ended June 30,
	2023	2022
	(Unaudited)
Revenues:
Medical treatments	62%	66%
Physical therapy	22%	26%
Chiropractic care	3%	2%
Memberships	13%	6%
	100%	100%

Consolidated Results

For the three months ended June 30, 2023, total revenues decreased approximately $3.7 million due to sale of the Louisiana market, Chicago market and BackSpace retail stores and the closure of underperforming stores.

For the six months ended June 30, 2023, total revenues decreased approximately $5.5 million due to the sale of the Louisiana market, Chicago market and the BackSpace retail stores and the closure of underperforming stores.

IMAC Clinics

Of the total revenue decrease, approximately $4.4 million is attributed to the sale or closure of IMAC Clinics.

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

Patient expenses consist of medical supplies for services rendered.

Patient Expenses	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$176,000	$397,000	$(221,000)	(56)%
Six Months Ended June 30	$442,000	$858,000	$(415,000)	(48)%

Cost of revenues (patient expense) decreased for the six months ended June 30, 2023 as compared to June 30, 2022, due to the closure of the underperforming clinics and the sale of Louisiana and the retail stores. Patient expense as a percent of revenue has remained relatively consistent from 13.1% for the second quarter of 2023 compared to 7.9% for the second quarter of 2022. The increase during the second quarter is partially due to a temporary medical service mix shift and purchasing power decrease to achieve purchase volume discounts.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and Benefits	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$1,252,000	$3,863,000	$(2,611,000)	(68)%
Six Months Ended June 30	$3,565,000	$7,762,000	$(4,198,000)	(54)%

Salaries and benefits expenses for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, decreased due to the closure of the underperforming clinics and the sale of Louisiana and the retail stores. Same store clinics have also experienced a decrease in employees.

Advertising and marketing consist of marketing, business promotion and brand recognition.

Advertising and Marketing	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$37,000	$242,000	$(206,000)	(85)%
Six Months Ended June 30	$111,000	$613,000	$(502,000)	(82)%

Advertising and marketing expenses decreased $206,000 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This decrease is attributable to the decrease of clinics.

General and administrative expense (“G&A”) consist of all other costs than advertising and marketing, salaries and benefits, patient expenses and depreciation.

General and Administrative	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$887,000	$1,858,000	$(971,000)	(52)%
Six Months Ended June 30	$2,392,000	$3,673,000	$(1,282,000)	(35)%

G&A decreased $1,282,000 in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. There was a $363,000 decrease in rent expense from the first six months of 2022 compared to the first six months of 2023 due to the sale and closure of seven IMAC clinic locations as well as the 10 Backspace locations. The Company had a decrease of $276,000 in contract labor and consulting expenses in the first six months of 2023 compared to the first six months of 2022.

FDA Clinical Trial

In August 2020, the United States Food and Drug Administration (the “FDA”) approved the Company’s investigational new drug application. The Company completed the third cohort of Phase 1 of the clinical trial during 2022. The Company incurred $34,000 in G&A expenses related to consultants, supplies, software and travel for the clinic trial during the six months ended June 30, 2023 compared to $205,000 in the six months ended June 30, 2022.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Depreciation and Amortization	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$120,000	$439,000	$(319,000)	(73)%
Six Months Ended June 30	$310,000	$885,000	$(576,000)	(65)%

Depreciation and amortization decreased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease is attributable to the impairment recorded of the intangibles, the sale of Louisiana and the retail clinics and the sale of medical equipment.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Loss on disposal and impairment	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30	$254,000	$35,000	$219,000	630%
Six Months Ended June 30	$1,695,000	$82,000	$1,613,000	1,961%

Loss on disposal and impairment increased $1,613,000 for the six months ended June 30, 2023 compared to the six months ended June 30, 2023 due to the sale of Ricardo Knight, PC, Louisiana Orthopedic and the retail stores, the closure of the underperforming clinics and sales of equipment.

Analysis of Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payers.

During the six months ended June 30, 2023, net cash used in operations was approximately $1.7 million, which was primarily attributable to the loss on disposition of assets related to the sale of Louisiana and closure of clinics. Of that total, roughly $0.25 million of net cash used for operations was incurred in the three months ending June 30, 2023.

Net cash provided by investing activities during the six months ended June 30, 2023 was approximately $1.1 million, which was attributed to the sale of Ricardo Knight, PC and Louisiana Orthopedic operations during the period.

Net cash used in financing activities during the six months ended June 30, 2023 was approximately $24,000, which mostly consisted of debt payments of approximately $30,000.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
GAAP loss attributable to IMAC Holdings, Inc.	$(1,403,000)	$(1,844,000)	$(5,102,000)	$(5,006,000)
Interest income	-	(1,000)	-	(1,000)
Interest expense	22,000	5,000	25,000	9,000
Other expense	-	40,000	-	53,000
Share-based compensation expense	46,000	81,000	131,000	270,000
Depreciation and amortization	120,000	439,000	310,000	885,000
Loss on disposition and impairment of assets	254,000	35,000	1,695,000	82,000
Adjusted EBITDA	$(961,000)	$(1,245,000)	$(2,941,000)	$(3,708,000)

Liquidity and Capital Resources

As of June 30, 2023, we had $0.2 million in cash and negative working capital of $2.6 million. As of December 31, 2022, we had cash of $0.8 million and working capital of $0.5 million. The decrease in working capital was primarily due to the use of cash for operating expenses during the six months ended June 30, 2023.

As of June 30, 2023, we had approximately $3.9 million in current liabilities. Operating leases represent $0.9 million of our current liabilities. Of our remaining current liabilities as of June 30, 2023, approximately $1.2 million in current liabilities outstanding to our vendors, which we have historically paid down in the normal course of our business and accrued expenses represent approximately $1.0 million of the balance. Lastly, accrued wages, taxes, 401k contributions and paid time off represent approximately $0.3 million of the remaining current liabilities.

Contractual Obligations

The following table summarizes our contractual obligations by period as of June 30, 2023:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years
Short-term obligations	$23,263	$23,263	$-	$-
Long-term obligations, including interest	55,971	-	55,971	-
Finance lease obligations, including interest	20,905	18,176	2,729	-
Operating lease obligations	2,133,592	1,013,030	1,001,894	118,668
	$2,233,731	$1,054,469	$1,060,594	$118,668

Off-Balance Sheet Arrangements

As of June 30, 2023, the Company did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2023. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2023.

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

We recorded a net loss for the six months ended June 30, 2023 and June 30, 2022 and there can be no assurance that our future operations will result in net income; we received a going concern qualification.

For the six months ended June 30, 2023 and June 30, 2022, we had net revenue of approximately $3,437,000 and $8,928,000, respectively, and we had net loss of approximately $5,102,000 and $5,006,000, respectively. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The fee we charge for our management services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our services at acceptable prices relative to our costs, or if we fail to develop and introduce new services on a timely basis and services from which we can derive additional revenues, our financial results will suffer.

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

On May 31, 2023, the Company received notice from Nasdaq that the Company has failed to maintain a required minimum of $2,500,000 in stockholders’ equity for continued listing, as required under Listing Rule 5550(b)(1) (the “Minimum Equity Rule”). On August 3, 2023, the Company submitted a plan to Nasdaq to grant the Company an extension of time until November 27, 2023 to provide evidence of compliance with the Minimum Equity Rule, and by filing this Current Report on Form 8-K, which includes (1) disclosure of Nasdaq’s deficiency letter and the specific deficiency or deficiencies cited; (2) a description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing; (3) an affirmative statement that, as of the date of the report, the Company believes it has regained compliance with the stockholders’ equity requirement based upon the specific transaction or event referenced in item (2) above; and (4) a disclosure stating that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

As previously disclosed by the Company, on July 25, 2023, the Company completed a financing transaction pursuant to a Securities Purchase Agreement for the sale of its Convertible Preferred Stock and Warrants. The Company sold an aggregate of 2,500 shares of its Series A-1 Convertible Preferred Stock, stated value $1,000 per share, 1,800 shares of its Series A-2 Convertible Preferred Stock, stated value $1,000 per share, and Warrants to purchase up to 62,271,063 shares of the Company’s Common Stock for aggregate gross proceeds of $4,300,000, before deducting placement agent fees and other offering expenses. The shares of Series A-1 Convertible Preferred Stock bear a 12% dividend and are initially convertible into an aggregate of 22,893,773 shares of Common Stock of the Company, and the shares of Series A-2 Convertible Preferred Stock are initially convertible into an aggregate of 16,483,517 shares of Common Stock of the Company, in each case, at a conversion price of $0.1092 per share. The Series A-1 and Series A-2 Convertible Preferred Stock cannot be converted at the option of the holder into shares of the Company’s Common Stock until shareholder approval is received in compliance with the applicable rules and regulations of The Nasdaq Stock Market. The Warrants have an exercise price of $0.1092 per share, are exercisable on or after the date that shareholder approval of the financing transaction is received and will expire five years from the date such shareholder approval is received.

The Company believes its total stockholders’ equity as of March 31, 2023 of $996,955 on the Company’s consolidated balance sheet would be, on an as adjusted basis, $4,816,000 as of March 31, 2023, after giving effect to the financing transaction described above.

As of August 3, 2023, the Company believes it has regained compliance with the stockholders’ equity requirement based upon the specific transactions and events referenced above. Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement, and if at the time of the Company’s next periodic report in which the financing transaction is included (i.e., for the quarterly period ending September 30, 2023) the Company does not evidence compliance, it may be subject to delisting.

We have 5,000,000 authorized and 4,995,700 unissued shares of preferred stock, and our board has the ability to designate the rights and preferences of this preferred stock without your vote.

Our certificate of incorporation authorizes our board of directors to issue “blank check” preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares, without further stockholder approval. The rights of the holders of common stock will be subject to and may be adversely affected by the rights of holders of any preferred stock that may be issued in the future. As indicated in the preceding risk factor, the ability to issue preferred stock without stockholder approval could have the effect of making it more difficult for a third party to acquire a majority of the voting stock of our company thereby discouraging, delaying or preventing a change in control of our company. We currently have 4,300 outstanding shares of preferred stock, or plans to issue any such shares in the future.

On July 25, 2023, the Company entered into a definitive Securities Purchase Agreement with several institutional and accredited investors, including existing significant investors of Theralink Technologies, Inc., its previously announced merger partner (“Theralink”), and Theralink’s Chairman, for the sale of its convertible preferred stock and warrants (the “Private Placement”). The Company sold an aggregate of 2,500 shares of its Series A-1 Convertible Preferred Stock, stated value $1,000 per share (“Series A-1 Convertible Preferred Stock”), 1,800 shares of its Series A-2 Convertible Preferred Stock, stated value $1,000 per share (“Series A-2 Convertible Preferred Stock”), and warrants (“Warrants”) to purchase up to 62,271,063 shares of the Company’s common stock for aggregate gross proceeds of $4,300,000, before deducting placement agent fees and other offering expenses. The shares of Series A-1 Convertible Preferred Stock bear a 12% dividend and are initially convertible into an aggregate of 22,893,773 shares of common stock of the Company, and the shares of Series A-2 Convertible Preferred Stock are initially convertible into an aggregate of 16,483,517 shares of common stock of the Company, in each case, at a conversion price of $0.1092 per share. The Series A-1 and Series A-2 Convertible Preferred Stock cannot be converted at the option of the holder into shares of the Company’s common stock until shareholder approval is received in compliance with the applicable rules and regulations of The Nasdaq Stock Market. The Warrants have an exercise price of $0.1092 per share, are exercisable on or after the date that shareholder approval of the Private Placement is received and will expire five years from the date such shareholder approval is received. It is expected that approximately $3.0 million of the proceeds of the Private Placement will be used to make a loan to Theralink for investment into sales and marketing efforts and general working capital purposes as the companies continue to take formal steps together in advancing their planned merger previously announced on May 23, 2023.

The Company also entered into a Registration Rights Agreement, pursuant to which it agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of the Company’s common stock underlying the Series A-1 Convertible Preferred Stock, Series A-2 Convertible Preferred Stock and Warrants no later than 45 days following the closing of the planned merger.

The foregoing summary is qualified in its entirety by reference to the full text of each of the Certificate of Designation for the Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock, the Warrants, the Securities Purchase Agreement and the Registration Rights Agreement, attached as Exhibits 3.1, 3.2, 4.1, 10.1 and 10.2, respectively, each of which is incorporated herein in its entirety.

On July 27, 2023, the Company filed Certificates of Designation of Preferences, Rights and Limitations establishing two series of preferred stock designated as the Series A-1 Convertible Preferred Stock and the Series A-2 Convertible Preferred Stock with the Secretary of the State of Delaware.

There are a number of risks and uncertainties that could impact the completion of the IMAC Merger with Theralink.

The Merger is structured as a stock for stock reverse merger whereby all of Theralink’s outstanding equity interests are to be exchanged for shares of IMAC common stock. Theralink stakeholders are expected to own approximately 85% of the combined company, and pre-merger IMAC equity holders are expected to own approximately 15% of the combined company, on a fully diluted basis calculated using the treasury stock method, subject to certain adjustments provided for in the Merger Agreement. The boards of directors of both companies have unanimously approved the Merger Agreement.  However, there can be no guarantee of the dilutive impact to shareholders prior to or as part of the Merger process. Additionally, there is a risk that cost savings, synergies and growth from the proposed Merger may not be fully realized or may take longer to realize than expected; the possibility that shareholders of IMAC may not approve the issuance of new shares of IMAC common stock in the proposed Merger or that shareholders of IMAC may not approve the proposed Merger; the risk that a condition to closing of the proposed Merger may not be satisfied, that either party may terminate the Merger Agreement or that the closing of the proposed Merger might be delayed or not occur at all; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed Merger; the occurrence of any other event, change or other circumstances that could give rise to the termination of the Merger Agreement relating to the proposed Merger; the risk that changes in IMAC’s capital structure and governance could have adverse effects on the market value of its securities and its ability to access the capital markets; the ability of IMAC to retain its Nasdaq listing; the ability of Theralink to retain customers and retain and hire key personnel and maintain relationships with their suppliers and customers and on Theralink’s operating results and business generally; the risk the proposed Merger could distract management from ongoing business operations or cause IMAC and/or Theralink to incur substantial costs; the risk that Theralink may be unable to reduce expenses; the impact of any related economic downturn; the risk of changes in regulations effecting the healthcare industry; and other important factors that could cause actual results to differ materially from those projected. All such factors are difficult to predict and may be beyond IMAC’s or Theralink’s control.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of May 23, 2023, by and among IMAC Holdings, Inc. IMAC Merger Sub, LLC and Theralink Technologies, Inc.

3.1	Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2018 and incorporated herein by reference).

3.3	Certificate of Correction of the Certificate of Incorporation of IMAC Holdings, Inc. filed with the Delaware Secretary of State on August 8, 2019 (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2019 and incorporated herein by reference).

3.4	Bylaws of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock of IMAC Holdings, Inc. (the “Company”).

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock of the Company.

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.2	Form of Common Stock Warrant certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.3	Form of Warrant Agency Agreement between IMAC Holdings, Inc. and Equity Stock Transfer, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.4	Form of Underwriters’ Unit Purchase Option (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 8, 2019 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of IMAC Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAC HOLDINGS, INC.

Date: August 21, 2023	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Sheri Gardzina
Sheri Gardzina
Chief Financial Officer (Principal Financial and Accounting Officer)

