Form 10-Q
period 2023-09-30
IMAC Holdings, Inc.
filed 2023-11-21
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3401 Mallory Lane, Suite 100, Franklin, Tennessee	37067
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BACK	NASDAQ Capital Market
Warrants to Purchase Common Stock	IMACW	NASDAQ Capital Market

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

As of November 20, 2023, the registrant had 1,138,321 shares of common stock, par value $0.001 per share, outstanding.*

* Retrospectively restated for the effect of the September 2023 30-for-1 reverse stock split. (Note 10)

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31,
	(Unaudited)	2022
ASSETS
Current assets:
Cash	$224,646	$763,211
Accounts receivable, net	736,269	2,881,239
Deferred compensation, current portion	95,642	196,119
Other assets, net	1,015,130	367,358
Total current assets	2,071,687	4,207,927

Property and equipment, net	276,540	1,584,714
Other assets:
Intangible assets, net	868,986	1,365,457

Security deposits	150,493	300,430
Right of use asset	896,788	3,623,078
Total other assets	1,916,267	5,288,965

Total assets	$4,264,494	$11,081,606

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,696,331	$1,702,740
Patient deposits	125,214	241,666
Notes payable, current portion	14,857	51,657
Finance lease obligation, current portion	14,431	19,898
Liability to issue common stock, current portion	292,246	329,855
Operating lease liability, current portion	316,300	1,368,016
Total current liabilities	2,459,379	3,713,832

Long-term liabilities:
Notes payable, net of current portion	29,240	53,039
Finance lease obligation, net of current portion	-	9,375

Operating lease liability, net of current portion	747,516	2,654,104

Total liabilities	3,236,135	6,430,350

Commitment and Contingencies – Note 13

Stockholders’ equity:
Preferred stock - $1,000 par value, 5,000,000 authorized; 4,300 and nil issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	4,300,000	-
Common stock - $0.001 par value, 2,000,000 authorized; 1,138,345 and 1,100,592 shares issued at September 30, 2023 and December 31, 2022, respectively; and 1,109,335 and 1,097,843 outstanding at September 30, 2023 and December 31, 2022, respectively.*	1,110	1,098
Additional paid-in capital	51,261,620	51,169,898
Accumulated deficit	(54,534,371)	(46,519,740)
Total stockholders’ equity	1,028,359	4,651,256

Total liabilities and stockholders’ equity	$4,264,494	$11,081,606

*	Retrospectively restated for the effect of the 30-for-1 reverse stock split. (Note 10)

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Patient revenues, net	$1,565,820	$3,786,228	$5,003,159	$12,714,302
Total revenue	1,565,820	3,786,228	5,003,159	12,714,302

Operating expenses:
Patient expenses	145,892	279,800	587,873	1,137,508
Salaries and benefits	912,176	3,410,586	4,477,079	11,173,072
Advertising and marketing	8,661	244,583	119,965	857,633
General and administrative	1,129,384	1,866,037	3,523,750	5,539,198
Depreciation and amortization	77,228	481,526	386,847	1,366,912
Loss on disposal or impairment of assets	2,190,090	3,849,855	3,883,192	3,932,116
Total operating expenses	4,463,431	10,132,387	12,978,706	24,006,439

Operating loss	(2,897,611)	(6,346,159)	(7,975,547)	(11,292,137)

Other income (expense):
Interest income	27,026	2,792	27,030	4,114
Other income (expense)	84,744	12,718	84,744	(39,986)
Interest expense	(71,830)	(2,976)	(96,656)	(11,840)
Total other expenses	39,940	12,534	15,118	(47,712)

Net loss before income taxes	(2,857,671)	(6,333,625)	(7,960,429)	(11,339,849)

Income taxes	-	-	-	-

Net loss	(2,857,671)	(6,333,625)	(7,960,429)	(11,339,849)

Preferred dividends declared for Series A-1	(55,000)	-	(55,000)	-

Net loss attributable to common stockholders	$(2,912,671)	$(6,333,625)	$(8,015,429)	$(11,339,849)

Net loss per share attributable to common stockholders
Basic and diluted*	$(2.63)	$(6.93)	$(7.28)	$(12.66)

Weighted average common shares outstanding
Basic and diluted*	1,107,134	914,166	1,102,738	895,524

*	Retrospectively restated for the effect of 30-for-1 reverse stock split. (Note 10)

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional
	Number of Shares*	Par	Paid-In Capital	Accumulated Deficit	Total

Balance, December 31, 2021	873,939	$874	$46,159,121	$(28,206,934)	$17,953,061
Issuance of common stock	5,567	6	148,554	-	148,560
Share based compensation, net	-	-	32,587	-	32,587
Net loss	-	-	-	(3,162,125)	(3,162,125)
Balance, March 31, 2022	879,506	$880	$46,340,262	$(31,369,059)	$14,972,083
Issuance of common stock	30,158	30	935,632	-	935,662
Issuance of employee stock options	-	-	31,114	-	31,114
Net loss	-	-	-	(1,844,099)	(1,844,099)
Balance, June 30, 2022	909,664	$910	$47,307,008	$(33,213,158)	$14,094,760
Issuance of common stock	173,781	174	3,762,224	-	3,762,398
Issuance of employee stock options	-	-	31,369	-	31,369
Net loss	-	-	-	(6,333,625)	(6,333,625)
Balance, September 30, 2022	1,083,445	$1,084	$51,100,601	$(39,546,783)	$11,554,902

	Preferred Stock		Common Stock
	Number of Shares	Par	Number of Shares	Par	Additional Paid-In- Capital	Accumulated Deficit	Total

Balance, December 31, 2022	-	-	$1,097,843	$1,098	$51,169,898	$(46,519,740)	$4,651,256

Issuance of common stock	-	-	2,725	3	16,647	-	16,650
Issuance of employee stock options	-	-	-	-	27,702	-	27,702
Net loss	-		-	-		(3,698,653)	(3,698,653)
Balance, March 31, 2023	-	-	$1,100,568	$1,101	$51,214,247	$(50,218,393)	$996,955

Issuance of common stock	-	-	8,767	9	47,373	-	47,382
Net loss	-					(1,403,307)	(1,403,307)
Balance, June 30, 2023	-	-	$1,109,335	$1,110	$51,261,620	$(51,621,700)	$(358,970)

Issuance of preferred stock	4,300	4,300,000	-	-		-	4,300,000
Dividends declared – Series A-1	-		-	-	-	(55,000)	(55,000)
Net loss	-		-	-	-	(2,857,671)	(2,857,671)
Balance, September 30, 2023	4,300	4,300,000	$1,109,335	$1,110	$551,261,620	$(54,534,371)	$1,028,359

*	Retrospectively restated for the effect of 30-for-1 reverse stock split. (Note 10)

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,960,429)	$(11,339,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386,847	1,366,912
Share based compensation, net	90,569	353,795
Loss on disposition or impairment of assets	3,642,799	3,932,116
Bad debt expense	61,599	-
Changes in operating assets and liabilities:
Accounts receivable	1,083,371	(1,946,217)
Other assets	(2,772)	173,724
Security deposits	149,937	55,330
Right of use/lease liability	(232,014)	(103,080)
Accounts payable and accrued expenses	(60,611)	(944,594)
Patient deposits	(116,452)	231,110
Net cash from operating activities	(2,957,156)	(8,220,753)

Cash flows from investing activities:
Proceeds from sale of Louisiana Orthopedic operations	1,050,000	(285,940)
Proceeds from sale of Ricardo Knight, PC operations	80,000	-
Payments made for loans to Theralink Technologies, Inc.	(3,000,000)	-
Proceeds from sale of property and equipment	-	70,000
Net cash from investing activities	(1,870,000)	(215,940)

Cash flows from financing activities:
Proceeds from issuance of common stock	64,032	4,402,732
Proceeds from issuance of preferred stock	4,300,000	-
Payments on notes payable	(60,599)	(237,418)
Payments on finance lease obligation	(14,842)	(14,210)
Net cash from financing activities	4,288,591	4,151,104

Net decrease in cash	(538,565)	(4,285,589)

Cash, beginning of period	763,211	7,118,980

Cash, end of period	$224,646	$2,833,391

Supplemental cash flow information:
Interest paid	$96,656	$11,840

Dividends declared on Series A-1 preferred shares	$55,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

IMAC Holdings, Inc. is a holding company for IMAC Regeneration Centers and our Investigational New Drug division. IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provide movement, orthopedic and neurological therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provide conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. As of September 30, 2023, the Company owned or operated through management service agreements three medical clinics located in Kentucky and Missouri. The Company delivers sports medicine treatments without opioids. The Company’s Investigational New Drug division is conducting a clinical trial for its investigational compound utilizing umbilical cord-derived allogenic mesenchymal stem cells for the treatment of bradykinesia due to Parkinson’s disease.

As outlined in Note 2, given the Company’s current financial position, during the first nine months of 2023 the Company decided to close five underperforming locations and sold its Louisiana Orthopedic and Illinois practices as well as The BackSpace, LLC operations in an effort to raise sufficient capital to support on-going operations. Management has been actively exploring various strategic alternatives in an effort to support operations in 2023 and beyond.

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

During January 2023, the Company closed operations at four underperforming clinic locations: Webster Groves, Lexington, Fort Pierce and Tampa.

On January 27, 2023, the Company executed an agreement to sell all assets of IMAC of Louisiana, PC and Louisiana Orthopaedic & Sports Rehab, LLC for a total of $1.05 million in cash. In addition, the deal included the assignment of the associated real estate lease to the purchaser.

On March 1, 2023, the Company executed an agreement to sell The BackSpace, LLC to Curis Express, LLC. This sale eliminated IMAC Holdings, Inc. retail chiropractic division. In addition, the deal included all associated real estate leases and the rights to certain future potential expansion locations.

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

Starting in June 2021, the Company introduced BackSpace and began offering outpatient chiropractic and spinal care services as well as memberships services in Walmart retail locations. The fees for such services were paid and recognized as incurred. This entity was sold on March 1, 2023.

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

Fair Value of Financial Instruments

The carrying amount of accounts receivable, current portion of other assets, and accounts payable approximate their respective fair values due to the short-term nature. The carrying amount of the line of credit and note payable approximates fair values due to their market interest rates. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and current portion of other assets.

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

The condensed consolidated financial statements include the accounts of variable interest entities (“VIE”) in which the Company is the primary beneficiary under the provisions of the FASB Accounting Standards Codification 810, “Consolidation”. The Company has the power to direct the activities that most significantly impact a VIE’s economic performance. Additionally, the Company would absorb substantially all of the expected losses from any of these entities should such expected losses occur. As of September 30, 2023, the Company’s consolidated VIE’s include 12 PCs.

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

The roll forward of the allowance for doubtful accounts for the nine-months ended September 30. 2023 was as follows:

September 30, 2023
(Unaudited)
Beginning balance	$163,479
Bad debt expense	61,599
Write-offs	(143,429)
Ending balance	$81,649

Other Assets

The current portion of other assets, net consists primarily of a subordinated promissory note and a convertible promissory note that the Company’s merger partner, Theralink Technologies, Inc. (“THER”) entered into during July of 2023 and August of 2023, respectively (see Note 14).  Each note is due to be repaid within one year and contains interest compounding at 6.0%.  The convertible promissory note also contains a convertible feature at the option of the Company into THER common stock at a fixed price of $0.00313 per share.  The value of THER stock as of September 30, 2023 was $0.0009.  The total amount loaned between the two notes was $3.0 million.  The Company determined the fair value of the notes and related accrued interest owed as of September 30, 2023 was $0.8 million (their principal balance less a credit loss allowance under ASU 2016-13 of approximately $2.3 million which was recorded as an impairment of assets) given the current financial position of THER and their perceived lack of ability to re-pay these notes as of September 30, 2023.  In addition, within current other assets, net the Company has a variety of prepaids and other items which total approximately $0.2 million and $0.4 million as of September 30, 2023 and December 31, 2022, respectively.  The remaining items included within other assets consist of intangible assets, security deposits and right of use assets.

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

Intangible Assets

The Company capitalizes the fair value of intangible assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over their estimated economic useful lives, generally the contract term. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. As of September 30, 2023, the Company has sold the assets of the Louisiana market, Illinois market and the BackSpace retail stores. The Louisiana market had a total intangible carrying amount of approximately $61,000, the Illinois market had a total intangible carrying amount of approximately $265,000 and the BackSpace retail stores had a total intangible carrying amount of approximately $60,000 which was written off with the transaction. As of September 30, 2022, the Company closed a clinic in Florida with a total intangible carrying amount of approximately $30,000. The Company recorded a noncash impairment loss for this amount during the nine months ended September 30, 2022.

Long-Lived Assets

Long-lived assets such as property and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairments of long-lived assets for the years presented.

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was approximately $9,000 and $245,000 for the three months ended September 30, 2023 and 2022, respectively and was approximately $120,000 and $858,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP and includes the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed consolidated financial statements, the Company has sustained substantial losses from operations since inception. The Company had negative working capital of approximately ($0.5) million at September 30, 2023 and $0.5 million at December 31, 2022. For the nine months ended September 30, 2023, the Company had a net loss of approximately $8.0 million and used cash in operations of approximately $3.0 million.

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

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000.

Revenue and Accounts Receivable

As of September 30, 2023 and December 31, 2022, the Company had the following revenue and accounts receivable concentrations:

	September 30, 2023		December 31, 2022
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable
	(Unaudited)
Medicare payment	21%	20%	32%	18%

Note 5 – Accounts Receivable

As of September 30, 2023 and December 31, 2022, the Company’s accounts receivable consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)
Gross accounts receivable	$817,918	$3,044,718
Less: allowance for doubtful accounts	(81,649)	(163,479)
Accounts receivable, net	$736,269	$2,881,239

Note 6 – Property and Equipment

The Company’s property and equipment consisted of the following at September 30, 2023 and December 31, 2022:

	Estimated Useful Life in Years	September 30, 2023	December 31, 2022
		(Unaudited)
Leasehold improvements	Shorter of asset or lease term	$1,032,578	$2,233,603
Equipment	1.5 - 7	980,086	2,820,166
Total property and equipment		2,012,664	5,053,769

Less: accumulated depreciation		(1,736,124)	(3,476,977)
		276,540	1,576,792
Construction in progress		-	7,922
Total property and equipment, net		$276,540	$1,584,714

Depreciation was approximately $44,000 and $200,000 for the three months ended September 30, 2023 and 2022, respectively and approximately $277,000 and $674,000 for the nine months ended September 30, 2023 and 2022, respectively.

Note 7 – Intangibles Assets and Goodwill

The Company’s intangible assets and goodwill consisted of the following at September 30, 2023 and December 31, 2022:

		September 30, 2023 (Unaudited)
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$4,224,113	$(3,598,877)	$625,236
Definite lived assets		4,224,113	(3,598,877)	625,236
Research and development		243,750	-	243,750
Total intangible assets and goodwill		$4,467,863	$(3,598,877)	$868,986

		December 31, 2022
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(6,939,916)	$1,000,482
Non-compete agreements	3 years	391,000	(359,125)	31,875
Customer lists	3 years	77,000	(48,125)	28,875
Brand development	15 years	69,071	(8,596)	60,475
Definite lived assets		8,477,469	(7,355,762)	1,121,707
Research and development		243,750	-	243,750
Goodwill		4,499,796	(4,499,796)	-
Total intangible assets and goodwill		$13,221,015	$(11,855,558)	$1,365,457

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

In March 2022, the Company decided to close a clinic in Florida with a total intangible carrying amount of approximately $34,000, which was written off as impaired. As a result, the Company recorded a noncash impairment loss for this amount during the three months ended March 31, 2022. Due to a significant drop in share price in the three months ended September 20, 2022, the Company determined that a triggering event occurred. It was determined that there was an impairment loss of $2,128,000 on the IMAC Illinois MSA and $1,672,000 on the IMAC Kentucky MSA.

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

Amortization was approximately $33,000 and $281,000 for the three months ended September 30, 2023 and 2022, respectively and $110,000 and $693,000 for the nine months ended September 30, 2023 and 2022, respectively.

The Company’s estimated future amortization of intangible assets was as follows:

Years Ending December 31,
(Unaudited)
2023 (three months)	$32,907
2024	131,629
2025	131,629
2026	131,629
2027	131,629
Thereafter	65,813
$625,236

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

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate of leases added as of September 30, 2023 and December 31, 2022, the Company used a weighted average interest rate.

Total operating lease cost

Individual components of the total lease cost incurred by the Company were as follows:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(Unaudited)	(Unaudited)
Operating lease expense	$914,777	$1,238,162

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The Company’s amount of future minimum lease payments under operating leases are as follows:

Operating Leases
(Unaudited)
Undiscounted future minimum lease payments:
2023 (three months)	$101,361
2024	344,807
2025	348,344
2026	217,811
2027	73,823
Thereafter	81,691
Total	1,167,837
Amount representing imputed interest	(104,021)
Total operating lease liability	1,063,816
Current portion of operating lease liability	(316,300)
Operating lease liability, non-current	$747,516

Note 9 – Notes Payable

Set forth below is a summary of the Company’s outstanding debt as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
	(Unaudited)

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note matured and has been paid in full.	$-	$13,093

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	44,097	54,763

$112,800 payable to a landlord of Advantage Therapy, LLC pursuant to a lease dated March 1, 2019. The debt has been paid in full.	-	36,840

	44,097	104,696
Less: current portion:	(14,857)	(51,657)
	$29,240	$53,039

Principal maturities of the Company’s notes payable are as follows:

Years Ending December 31,	Amount
(Unaudited)
2023 (three months)	$3,645
2024	15,044
2025	15,813
2026	9,595
Total	$44,097

Note 10 – Stockholders’ Equity (Deficit)

Reverse Stock Split

Effective on September 7, 2023, the Company implemented a 30-for-1 reverse stock split of the issued and outstanding shares of common stock. Under the reverse split, every thirty shares of outstanding shares issued and outstanding were automatically converted into one share of ordinary share, with a par value of $0.001 each. Except as otherwise indicated, all information in the condensed consolidated financial statements concerning share and per share data reflects the retroactive effect to the 30-for-1 reverse stock split. The total number of authorized common shares immediately before the reverse split was 60,000,000 and immediately after the reverse split was 2,000,000.

2018 Incentive Compensation Plan

The Company’s board of directors and holders of a majority of outstanding shares approved and adopted the Company’s 2018 Incentive Compensation Plan (“2018 Plan”) in May 2018, reserving the issuance of up to 33,333 shares of common stock (subject to certain adjustments) upon exercise of stock options and grants of other equity awards. The 2018 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to the Company’s non-employee directors and consultants, and affiliates. The 2018 Plan was amended July 6, 2022 to increase the 33,333 shares of common stock to 66,667 share of common stock.

Stock Options

As of September 30, 2023, the Company had issued stock options to purchase 4,368 shares of its common stock as non-qualified stock options to various employees of the Company. Most options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months and are exercisable for a period of ten years. One award granted in 2021 vests over a period of one year and is exercisable for a period of ten years. Stock based compensation for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The per-share fair values of these options is calculated based on the Black-Scholes-Merton pricing model.

Restricted Stock Units

On February 21, 2022, the Company granted 3,333 RSUs to an executive that vested immediately.

On October 15, 2022, the Company granted an aggregate of 10,000 RSUs to Board members with these RSUs vesting immediately.

On May 19, 2023, the Company granted an aggregate of 8,767 RSUs to Board members with these RSU’s vesting immediately.

Preferred Stock

On July 25, 2023, the Company entered into a definitive securities purchase agreement with several institutional and accredited investors, including existing significant investors of Theralink Technologies, Inc., its previously announced merger partner (OTC:THER) (“Theralink”), and Theralink’s Chairman, for the sale of its preferred stock and warrants. IMAC sold an aggregate of 2,500 shares of its Series A-1 Convertible Preferred Stock, stated value $1,000 per share, 1,800 shares of its Series A-2 Convertible Preferred Stock, stated value $1,000 per share, and Warrants to purchase up to 2,075,702 shares of its common stock for aggregate gross proceeds of $4.3 million before deducting placement agent fees and other offering expenses. The shares of A-1 Convertible Preferred Stock, shall bear a 12% dividend, and are initially convertible into an aggregate of 763,126 shares of common stock of the Company, and the shares of Series A-2 Convertible Preferred Stock are initially convertible into an aggregate of 549,451 shares of common stock of the Company, in each case, at a conversion price of $3.276 per share. The Warrants have an exercise price of $3.276 per share, are exercisable immediately, and will expire five years from the date of shareholder approval of this private placement. Approximately $3.0 million of the proceeds of the offering was used to make two loans to Theralink for investment into sales and marketing efforts and general working capital purposes as the companies continue to take formal steps together in advancing their merger previously announced on May 23, 2023. As of September 30, 2023 dividends of approximately $55,000 have been declared and accrued on the Series A-1 Convertible Preferred Stock.

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

Common Stock

On July 6, 2022, the Company’s shareholders approved the Board of Directors’ proposal to increase the number of authorized shares of the Company’s common stock to 2,000,000 shares from 1,000,000 shares.

On August 16, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional accredited investors (the “Purchasers”) pursuant to which the Company offered for sale to the Purchasers an aggregate of 172,149 shares (the “Shares”) of its common stock at a purchase price of $22.80, in a registered direct offering (the “Registered Direct Offering”). In a concurrent private placement, the Company also agreed to issue to the investors Series 1 warrants to purchase 172,149 shares of common stock that will become exercisable on the date that is six months following the date of issuance of the shares of common stock in the Registered Direct Offering (the “Exercise Date”) and expire on the five year anniversary of the Exercise Date, at an exercise price of $28.5 per share, and Series 2 warrants to purchase 172,149 shares of common stock that will become exercisable on the Exercise Date and expire on the one year anniversary of the Exercise Date, at an exercise price of $28.50 per share. The Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 originally filed with the SEC on March 27, 2020 (as amended, the “Registration Statement”), which was declared effective on April 3, 2020. The Company received gross proceeds of both transactions of $3.9 million. The Company used the net proceeds from this offering for working capital and other general corporate purposes, including financing the costs of implementing the Company’s strategic alternative activities.

Note 11 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company was required to make matching contributions of 50% of up to 6 % of total compensation for those employees making salary deferrals. The Company match was terminated in March of 2023. The Company made contributions of $0 and $30,000 during the three months ended September 30, 2023 and 2022, respectively and $44,000 and $101,000 during the nine months ended September 30, 2023 and 2022, respectively.

Note 12 – Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management assessed all available evidence to estimate if sufficient future taxable income will be generated in the appropriate period and of the appropriate character to realize deferred tax assets. For the nine months ended September 30, 2023 and September 30, 2022, no income tax expense or benefit was recorded related to income taxes due to the Company’s overall operating results and the full valuation allowance.

The Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits as December 31, 2022. As of September 30, 2023, the Company had no unrecognized tax benefits recorded. The Company is subject to taxation by federal, state, and local taxing authorities. The Company’s federal, state, and local income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and the Company’s federal, state, and local income tax returns for 2019 through 2022 remain open to examination.

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

On October 21, 2021, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $2,716,056.33. This amount represents a statistical extrapolation of $6,791.33 of charges from a sample of 38 claims for the periods July 2017 to November 2020 for Progressive Health & Rehabilitation, Ltd (“Progressive Health”). The Company entered into a management agreement with Progressive Health in April 2019 and therefore liable for only a portion of the sampled claims. There were a total of 38 claims reviewed, 25 of these claims were from the period prior to the management agreement with the Company and the remaining 13 claims were related to the period that Progressive Health was managed by the Company. In December 2021, the Company received a request for payment from CMS in the amount of $2,709,265. The Company has begun its own internal audit process and has initiated the appropriate appeals. The Company submitted a reconsideration request February 26, 2023. On July 5, 2023, the Company received a reconsideration decision from the second appeal. The Qualified Independent Contractor provided a “partially favorable” decision that medical necessity supported 15 of 38 appealed claims. The Company intends to file a written appeal to an Administrative Law Judge prior to the August 30 deadline. The Company filed a timely appeal and a hearing with an Administrative Law Judge is pending; date has not yet been confirmed.

On May 17, 2022, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $492,086.22 related to Advantage Therapy. This amount represents a statistical extrapolation of charges from a sample, the actual amount found to be overpaid was $10,420.22. The Company has accrued the actual sample amount found for this potential overpayment. On May 27, 2022 the Company received a request for payment from CMS in the amount of $481,666.00. The Company has begun its own internal audit process and has initiated the appropriate appeals. Prior to this May 2022 notification, CMS had implemented a pre-payment audit for Advantage Therapy. As of June 30, 2023, this audit had resulted in a recoupment balance of approximately $0.1 million of Medicare accounts receivable. The Company submitted a reconsideration request in May 2023. On August 4, 2023, the Company received a reconsideration decision from the second appeal. The Qualified Independent Contractor provided a “partially favorable” decision supporting 31 of 65 appealed claims. The Company intends to file a written appeal to an Administrative Law Judge prior to the October 2 deadline. The Company filed a timely appeal and a hearing with an Administrative Law Judge is scheduled for February 20, 2024.

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

On October 2, 2023 the Company received notice from Kepro, “Initial Sanction Notice of Failure in a Substantial Number of Cases”. Kepro has recommended a Corrective Action Plan (CAP). (i) Perform a root cause analysis (RCA) and describe the underlying cause of the failure. Submit a copy of the RCA performed. (ii) Identify goals (desired outcomes) of the CAP. These goals must be measurable-containing a numerator and denominator-attainable, and meaningful. (iii) Explain how the process(es) will be created or modified to correct the underlying root cause. (iv) Explain how the process(es) will be implemented, including time frames for implementation. (v) Explain how the implemented process(es) and outcomes will be monitored and reported. (vi) Identify the person who will be responsible for monitoring the CAP’s specified time frame. The Company intends on complying with the recommendations of the CAP. In addition, after further review, the Company will appeal the recommendation and outcomes of the audit by Kepro. A scheduled meeting with Kepro is set for November 20, 2023 to review findings, CAP, and appeal of findings. There is no financial recoupment request.

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

Note 15 - Subsequent Events

On October 1 2023, the Company executed an agreement to sell all the assets of the Murray, KY location.

On November 9, 2023, the Company executed a management agreement with JWB Healthcare LLC to manage the Chesterfield, MO clinic. As part of the agreement, the Company agreed to sell certain assets and assigned the lease of the Chesterfield location to JWB Healthcare LLC.

The Company has analyzed its operations subsequent to September 30, 2023 and up through November 21, 2023 which is the date these condensed consolidated financial statements were issued, except as disclosed herein, there is no material subsequent events to disclose in these condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition as of September 30, 2023 and for the nine months ended September 30, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

Recent Developments

Significant recent developments of the company for the third quarter of 2023 are set forth in the bullets below.

●	On July 25, 2023, the Company entered into a definitive securities purchase agreement with several institutional and accredited investors, including existing significant investors of Theralink Technologies, Inc., its previously announced merger partner (OTC:THER) (“Theralink”), and Theralink’s Chairman, for the sale of its preferred stock and warrants. IMAC sold an aggregate of 2,500 shares of its Series A-1 Convertible Preferred Stock, stated value $1,000 per share, 1,800 shares of its Series A-2 Convertible Preferred Stock, stated value $1,000 per share, and Warrants to purchase up to 2,075,702 shares of its common stock for aggregate gross proceeds of $4.3 million before deducting placement agent fees and other offering expenses. The shares of A-1 Convertible Preferred Stock, shall bear a 12% dividend, and are initially convertible into an aggregate of 763,126 shares of common stock of the Company, and the shares of Series A-2 Convertible Preferred Stock are initially convertible into an aggregate of 549,451 shares of common stock of the Company, in each case, at a conversion price of $3.276 per share. The Warrants have an exercise price of $3.27 per share, are exercisable immediately, and will expire five years from the date of shareholder approval of this private placement. It is expected that approximately $3.0 million of the proceeds of the offering will be used to make a loan to Theralink for investment into sales and marketing efforts and general working capital purposes as the companies continue to take formal steps together in advancing their merger previously announced on May 23, 2023. * Retrospectively restated for the effect of 30-for-1 reverse stock split. (Note 10)

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

●	Effective on September 7, 2023, the Company implemented a 30-for-1 reverse stock split of the issued and outstanding shares of common stock. Under the reverse split, every thirty shares of outstanding shares issued and outstanding were automatically converted into one share of ordinary share, with a par value of $0.001 each. Except as otherwise indicated, all information in the condensed consolidated financial statements concerning share and per share data gives retroactive effect to the 30-for-1 reverse stock split. The total number of outstanding common shares immediately before the reverse split was 60,000,000 and immediately after the reverse split was 2,000,000.

●	On October 1, 2023, the Company executed an agreement to sell all the assets of the Murray, KY location.

Significant financial metrics

Significant financial metrics of the Company for the third quarter of 2023 are set forth in the bullets below.

●	Net patient revenue decreased to $1.6 million for the third quarter of 2023 from $3.8 million for the third quarter of 2022.
●	Working capital is ($0.4) million as of September 30, 2023 compared to working capital of $0.5 million as of December 31, 2022.
●	Adjusted EBITDA[1] of ($0.5 million) in the third quarter of 2023 compared to ($1.9 million) in the third quarter of 2022.

(1)	Adjusted EBITDA is a non-GAAP financial measure most closely comparable to the GAAP measure of net loss. See “Reconciliation of Non-GAAP Financial Matters” below for a full reconciliation of the GAAP and non-GAAP measures.

Matters that May or Are Currently Affecting Our Business

We believe that our future success depends on various opportunities, challenges, trends and other factors, including the following:

●	Our need to hire additional healthcare professionals in order to operate the existing clinics;

●	Our ability to enhance revenue at each facility on an ongoing basis through additional patient volume and new services;

●	Our ability to attract competent, skilled medical and sales personnel for our operations at acceptable prices to manage our overhead;

●	Our ability to control our operating expenses; our ability to consummate the proposed Theralink Technologies merger and, if consummated, whether it will prove to be beneficial to our Company and stockholders.

Results of Operations for the Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022

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

Revenues for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
	2023	2022
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$1,429	$3,616
Memberships	137	170
Total revenues	$1,566	$3,786

Revenues for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$4,538	$12,206
Memberships	465	508
Total revenues	$5,003	$12,714

See the table below for more information regarding our revenue breakdown by service type.

	Three Months Ended September 30,
	2023	2022
	(Unaudited)
Revenues:
Medical treatments	67%	64%
Physical therapy	20%	27%
Chiropractic care	4%	3%
Memberships	9%	6%
	100%	100%

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)
Revenues:
Medical treatments	65%	66%
Physical therapy	22%	26%
Chiropractic care	4%	2%
Memberships	9%	6%
	100%	100%

Consolidated Results

For the three months ended September 30, 2023, total revenues decreased approximately $2.3 million due to sale of the Louisiana market, Chicago market and BackSpace retail stores and the closure of underperforming stores.

For the nine months ended September 30, 2023, total revenues decreased approximately $7.7 million due to the sale of the Louisiana market, Chicago market and the BackSpace retail stores and the closure of underperforming stores.

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

Patient expenses consist of medical supplies for services rendered.

Patient Expenses	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$146,000	$280,000	$(134,000)	(48)%
Nine Months Ended September 30	$588,000	$1,138,000	$(550,000)	(48)%

Cost of revenues (patient expense) decreased for the nine months ended September 30, 2023 as compared to September 30, 2022, due to the closure of the underperforming clinics and the sale of Louisiana and the retail stores. Patient expense as a percent of revenue has remained relatively consistent from 9.5% for the third quarter of 2023 compared to 7.4% for the third quarter of 2022. The increase during the third quarter is partially due to a temporary medical service mix shift and purchasing power decrease to achieve purchase volume discounts.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and Benefits	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$912,000	$3,411,000	$(2,499,000)	(73)%
Nine Months Ended September 30	$4,477,000	$11,173,000	$(6,696,000)	(60)%

Salaries and benefits expenses for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, decreased due to the closure of the underperforming clinics and the sale of Louisiana and the retail stores. Same store clinics have also experienced a decrease in employees.

Advertising and marketing consist of marketing, business promotion and brand recognition.

Advertising and Marketing	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$9,000	$245,000	$(236,000)	(96)%
Nine Months Ended September 30	$120,000	$858,000	$(738,000)	(86)%

Advertising and marketing expenses decreased $236,000 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This decrease is attributable to the decrease of clinics and reversal of expense accruals.

General and administrative expense (“G&A”) consist of all other costs than advertising and marketing, salaries and benefits, patient expenses and depreciation.

General and Administrative	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$1,129,000	$1,866,000	$(737,000)	(39)%
Nine Months Ended September 30	$3,524,000	$5,539,000	$(2,015,000)	(36)%

G&A decreased $2,015,000 in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. There was a $542,000 decrease in rent expense and a $167,000 decrease in utility expense from the first nine months of 2022 compared to the first nine months of 2023 due to the sale and closure of seven IMAC clinic locations as well as the 10 Backspace locations. The Company had a decrease of $237,000 in contract labor and consulting expenses in the first nine months of 2023 compared to the first nine months of 2022.

FDA Clinical Trial

In August 2020, the United States Food and Drug Administration (the “FDA”) approved the Company’s investigational new drug application. The Company completed the third cohort of Phase 1 of the clinical trial during 2022. The Company incurred $44,000 in G&A expenses related to consultants, supplies, software and travel for the clinical trial during the nine months ended September 30, 2023 compared to $446,000 in the nine months ended September 30, 2022.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Depreciation and Amortization	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$77,000	$482,000	$(405,000)	(84)%
Nine Months Ended September 30	$387,000	$1,367,000	$(980,000)	(72)%

Depreciation and amortization decreased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease is attributable to the impairment recorded of the intangibles, the sale of Louisiana and the retail clinics and the sale of medical equipment.

Loss on disposal and impairment is related to either gains or losses related to the disposal of our property and equipment purchases or impairment on the write off of intangible assets.

Loss/(gain) on disposal and impairment	2023	2022	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30	$2,190,000	$3,850,000	$(1,660,000)	(43)%
Nine Months Ended September 30	$3,883,000	$3,932,000	$(49,000)	(1)%

Loss on disposal and impairment decreased $1,660,000 for the three months ended September 30, 2023 compared to the three months ended September 30, 2023 due to the loss on impairment of $2,275,000 from the note receivable from Theralink and the gain on impairment of $107,000 due to the favorable settlement of operating leases.

Analysis of Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payers.

During the nine months ended September 30, 2023, net cash used in operations was approximately $3.0 million, which was primarily attributable to the loss on disposition of assets related to the sale of Louisiana and closure of clinics. Of that total, roughly $0.3 million of net cash used for operations was incurred in the three months ending September 30, 2023.

Net cash used by investing activities during the nine months ended September 30, 2023 was approximately $1.9 million. $1.1 million was attributed to the sale of Ricardo Knight, PC and Louisiana Orthopedic operations during the period. $3.0 million was used to give a loan to Theralink for investment into sales and marketing efforts and general working capital purposes as the companies continue to take formal steps together in advancing their planned merger previously announced on May 23, 2023.

Net cash provided by financing activities during the nine months ended September 30, 2023 was approximately $4.2 million. $4.3 million was from a definitive securities purchase agreement with several institutional and accredited investors, including existing significant investors of Theralink for Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock. The shares of A-1 Convertible Preferred Stock had a dividend of $55,000 payable for the nine months ended September 30, 2023. There were $75,000 of debt payments during the period.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
GAAP loss attributable to IMAC Holdings, Inc.	$(2,858,000)	$(6,334,000)	$(7,960,000)	$(11,340,000)
Interest income	(27,000)	(3,000)	(27,000)	(4,000)
Interest expense	72,000	3,000	97,000	12,000
Share-based compensation expense	9,000	84,000	141,000	354,000
Depreciation and amortization	77,000	482,000	387,000	1,367,000
Loss on disposition and impairment of assets	2,190,000	3,850,000	3,883,000	3,932,000
Adjusted EBITDA	$(537,000)	$(1,918,000)	$(3,479,000)	$(5,679,000)

Liquidity and Capital Resources

As of September 30, 2023, we had $0.2 million in cash and negative working capital of ($0.5) million. As of December 31, 2022, we had cash of $0.8 million and working capital of $0.5 million. The decrease in working capital was primarily due to the issuance of $3.0 million in notes receivable and the impairment of $2.3 million of the notes, sale of preferred stock and the reduction in the operating lease liability during the nine months ended September 30, 2023.

As of September 30, 2023, we had approximately $2.5 million in current liabilities. Operating leases represent $0.3 million of our current liabilities. Of our remaining current liabilities as of September 30, 2023, approximately $0.9 million in current liabilities outstanding to our vendors, which we have historically paid down in the normal course of our business and accrued expenses represent approximately $0.6 million of the balance. Lastly, accrued wages, taxes, 401k contributions and paid time off represent approximately $0.2 million of the remaining current liabilities.

Contractual Obligations

The following table summarizes our contractual obligations by period as of September 30, 2023:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years
Short-term obligations	$4,181	$4,181	$-	$-
Long-term obligations, including interest	43,199	-	43,199	-
Finance lease obligations, including interest	15,454	15,454	-	-
Operating lease obligations	1,167,837	359,609	708,048	100,180
	$1,230,671	$379,244	$751,247	$100,180

Off-Balance Sheet Arrangements

As of September 30, 2023, the Company did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2023. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2023.

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

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2022, which are incorporated by reference herein, the information set forth at the beginning of Management’s Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information,” and updates noted below, you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our securities could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We recorded a net loss for the nine months ended September 30, 2023 and September 30, 2022 and there can be no assurance that our future operations will result in net income; we received a going concern qualification.

For the nine months ended September 30, 2023 and September 30, 2022, we had net revenue of approximately $7,970,000 and $12,714,000, respectively, and we had net loss of approximately $5,003,000 and $11,340,000, respectively. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The fee we charge for our management services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our services at acceptable prices relative to our costs, or if we fail to develop and introduce new services on a timely basis and services from which we can derive additional revenues, our financial results will suffer.

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

As previously disclosed by the Company, on July 25, 2023, the Company completed a financing transaction pursuant to a Securities Purchase Agreement for the sale of its Convertible Preferred Stock and Warrants. The Company sold an aggregate of 2,500 shares of its Series A-1 Convertible Preferred Stock, stated value $1,000 per share, 1,800 shares of its Series A-2 Convertible Preferred Stock, stated value $1,000 per share, and Warrants to purchase up to 2,075,702 shares of the Company’s Common Stock for aggregate gross proceeds of $4,300,000, before deducting placement agent fees and other offering expenses. The shares of Series A-1 Convertible Preferred Stock bear a 12% dividend and are initially convertible into an aggregate of 763,126 shares of Common Stock of the Company, and the shares of Series A-2 Convertible Preferred Stock are initially convertible into an aggregate of 549,451 shares of Common Stock of the Company, in each case, at a conversion price of $3.276 per share. The Series A-1 and Series A-2 Convertible Preferred Stock cannot be converted at the option of the holder into shares of the Company’s Common Stock until shareholder approval is received in compliance with the applicable rules and regulations of The Nasdaq Stock Market. The Warrants have an exercise price of $3.276 per share, are exercisable on or after the date that shareholder approval of the financing transaction is received and will expire five years from the date such shareholder approval is received. * Retrospectively restated for the effect of 30-for-1 reverse stock split. (Note 10)

We have 5,000,000 authorized and 4,995,700 unissued shares of preferred stock, and our board has the ability to designate the rights and preferences of this preferred stock without your vote.

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

On July 25, 2023, the Company entered into a definitive Securities Purchase Agreement with several institutional and accredited investors, including existing significant investors of Theralink Technologies, Inc., its previously announced merger partner (“Theralink”), and Theralink’s Chairman, for the sale of its convertible preferred stock and warrants (the “Private Placement”). The Company sold an aggregate of 2,500 shares of its Series A-1 Convertible Preferred Stock, stated value $1,000 per share (“Series A-1 Convertible Preferred Stock”), 1,800 shares of its Series A-2 Convertible Preferred Stock, stated value $1,000 per share (“Series A-2 Convertible Preferred Stock”), and warrants (“Warrants”) to purchase up to 2,075,702 shares of the Company’s common stock for aggregate gross proceeds of $4,300,000, before deducting placement agent fees and other offering expenses. The shares of Series A-1 Convertible Preferred Stock bear a 12% dividend and are initially convertible into an aggregate of 763,126 shares of common stock of the Company, and the shares of Series A-2 Convertible Preferred Stock are initially convertible into an aggregate of 549,451 shares of common stock of the Company, in each case, at a conversion price of $3.276 per share. The Series A-1 and Series A-2 Convertible Preferred Stock cannot be converted at the option of the holder into shares of the Company’s common stock until shareholder approval is received in compliance with the applicable rules and regulations of The Nasdaq Stock Market. The Warrants have an exercise price of $3.276 per share, are exercisable on or after the date that shareholder approval of the Private Placement is received and will expire five years from the date such shareholder approval is received. It is expected that approximately $3.0 million of the proceeds of the Private Placement will be used to make a loan to Theralink for investment into sales and marketing efforts and general working capital purposes as the companies continue to take formal steps together in advancing their planned merger previously announced on May 23, 2023. * Retrospectively restated for the effect of 30-for-1 reverse stock split. (Note 10)

The Company also entered into a Registration Rights Agreement, pursuant to which it agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of the Company’s common stock underlying the Series A-1 Convertible Preferred Stock, Series A-2 Convertible Preferred Stock and Warrants no later than 45 days following the closing of the planned merger.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2018 and incorporated herein by reference).

3.3	Certificate of Correction of the Certificate of Incorporation of IMAC Holdings, Inc. filed with the Delaware Secretary of State on August 8, 2019 (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2019 and incorporated herein by reference).

3.4	Bylaws of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023 and incorporated herein by reference).

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023 and incorporated herein by reference).

3.7	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 6, 2023 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2023 and incorporated by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.2	Form of Common Stock Warrant certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.3	Form of Warrant Agency Agreement between IMAC Holdings, Inc. and Equity Stock Transfer, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.4	Form of Underwriters’ Unit Purchase Option (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 8, 2019 and incorporated herein by reference).

4.5	Form of Common Stock Purchase Warrant issued by the Company on July 28, 2023 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023 and incorporated by reference).

10.1	Form of Securities Purchase Agreement, dated as of July 25, 2023, between the Company and each investor identified on the signature pages thereof (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023 and incorporated by reference).

10.2	Form of Registration Rights Agreement, dated as of July 25, 2023, between the Company and each investor identified on the signature pages thereof (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023 and incorporated by reference).

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of IMAC Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAC HOLDINGS, INC.

Date: November 21, 2023	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2023	By:	/s/ Sheri Gardzina
Sheri Gardzina
Chief Financial Officer (Principal Financial and Accounting Officer)

