Form 10-K
period 2023-12-31
IMAC Holdings, Inc.
filed 2024-04-16
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates based on the closing stock price on June 30, 2023, was approximately $3.3 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 16, 2024 was 1,148,321.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMAC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2023

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

Overview

We were a provider and manager of value-based, conservative medical care combining life science advancements with traditional medical care for movement-restricting diseases and conditions in IMAC Regeneration Centers and BackSpace clinics. Our Innovative Medical Advancements and Care (IMAC) Regeneration Centers combine medical and physical procedures to improve patient experiences and outcomes and reduce healthcare costs as compared to other available treatment options. As of December 31, 2023, we closed or sold our outpatient clinics that provide regenerative, orthopedic and minimally invasive procedures and therapies. Our treatments were performed by licensed medical practitioners through our regenerative rehabilitation protocols designed to improve the physical health, to advance the quality of life and to lessen the pain of our patients. We did not prescribe opioids, but instead offered an alternative to conventional surgery or joint replacement surgery by delivering minimally invasive medical treatments to help patients with sports injuries, back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our employees focused on providing exceptional customer service to give our patients a memorable and caring experience.

Our licensed healthcare professionals have historically provided each patient a custom treatment plan that integrated innovative regenerative medicine protocols (representing 9% of our revenue) with traditional, minimally invasive (minimizing skin punctures) medical procedures (representing 63% of our revenue) in combination with physical therapies (representing 22% of our revenue), chiropractic care (representing 5% of our revenue) and the remaining 1% of our revenue from memberships based on historical averages. We did not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. We have successfully treated patients that were previously addicted to opioids because of joint or soft tissue related pain. Further, our procedures comply with all professional athletic league drug restriction policies, including the NFL, NBA, NHL and MLB.

Dr. Matthew Wallis, DC, our former President, opened the first IMAC Regeneration Center in Paducah, Kentucky in August 2000, which was our flagship location. Dr. Jason Brame, DC joined Dr. Wallis in 2008. In 2015, Drs. Wallis and Brame hired Jeffrey S. Ervin as our Chief Executive Officer to collectively create and implement their growth strategy. The result was the formal creation of IMAC Holdings, Limited Liability Company (“LLC”) to expand IMAC clinics outside of western Kentucky, with such facilities to remain owned or operated under the group using the IMAC Regeneration Center name and services. In June 2018, we completed a corporate conversion in which IMAC Holdings, LLC was converted to IMAC Holdings, Inc. to consolidate ownership of existing clinics and implement our growth strategy. In February 2019, we completed an initial public offering and our shares commenced trading on the Nasdaq Capital Market.

We focused on providing natural, non-opioid solutions to pain as consumers increasingly demand conservative treatments for an aging population. The demand for our services grew fueled by consumer preferences for organic healthcare solutions over traditionally invasive orthopedic practices. We believed that our regenerative rehabilitation treatments were provided to patients at a much lower price than our primary competitors, including orthopedic surgeons, pain management clinics and hospital systems targeting invasive joint reconstruction. Surgical joint replacements cost several times more than our therapies initially treating the same condition. The U.S. government has recently adopted strict surgery pre-approval initiatives to reduce the cost for CMS and limit the proliferation of opioids since they accompany substantially all joint replacement surgeries.

We believed patient satisfaction was driven by our five fundamental beliefs:

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

We are led by senior executive officers who together have more than 100 years of combined experience in the healthcare services industry. Jeffrey S. Ervin, co-founder of IMAC Holdings and our Chief Executive Officer, joined us in March 2015. Mr. Ervin has a history of sourcing private equity investments and managing private equity operations in the healthcare and other growth industries. Mr. Ervin earned an M.B.A. degree from Vanderbilt University. The founder of our company, Matthew C. Wallis, DC, a licensed chiropractor, was our President through November 2023. Dr. Wallis had implemented strategies in the company to create consistent operating efficiencies for our sales, marketing and service delivery operations. Sheri F. Gardzina serves as our Chief Financial Officer and joined the company in November 2017. Mrs. Gardzina earned an M.B.A. and M.S. from Northeastern University and is a licensed Certified Public Accountant. Ben Lerner, DC, a licensed chiropractor, joined the team in February 2022 as our Chief Operating Officer. Dr. Lerner left the company in February 2023 to pursue other opportunities.

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

In furtherance of the proposed business combination with Theralink, on April 12, 2024 we entered into a credit agreement, secured by the assets of Theralink and its subsidiaries, pursuant to which Theralink may borrow from the Company up to an aggregate of $1,000,000 with an initial borrowing of $350,000. While we remain committed to acquiring the business of Theralink, we continue to evaluate all options with respect to the structuring of the business combination, including the Merger. We cannot give any assurance that the business combination will be consummated in accordance with the previously disclosed terms, as opposed to other alternative structures. See Note 14 – Subsequent Events.

On April 10, 2024, we entered into a series of transactions including the exchange of the Company’s outstanding Series B-1 Convertible Preferred Stock, par value $0.001 per share (the “Series B-1 Preferred Stock”) and Series B-2 Convertible Preferred Stock, par value $0.001 per share (the “Series B-2 Preferred Stock” and, collectively with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), for new preferred stock, the exchange of the Company’s outstanding warrants (the “Existing Warrants”) for new warrants, and the sale of new preferred stock and warrants. All such transactions were consummated on April 11, 2024 and resulted in gross proceeds to the Company of $900,000. See Note 14 – Subsequent Events.

Our Operations

As of December 31, 2023, we had closed or sold our outpatient medical clinics and BackSpace locations. Given the Company’s financial position, during 2023, the Company decided to close its underperforming locations and sold The BackSpace, LLC operations and physical assets of certain locations in an effort to raise sufficient capital to support on-going operations. Management has been actively exploring various strategic alternatives since July 2022.

Below is a description of each of our outpatient medical clinics as of December 31, 2023 along with each location’s current status:

Kentucky Market

In November 2015, we relocated our Paducah, Kentucky operations into a 10,200 square foot build-to-suit facility. This facility serves as an anchor clinic for the western Kentucky market of roughly 50,000 residents. The clinic performs medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, regenerative medicine and physical medicine. This clinic discontinued patient care in November 2023 upon the sale of assets to The Regenerative Center. The value of the sale of assets and assumption of lease liability exceeded $450,000.

In March 2018, we purchased a medical practice building in Lexington, Kentucky, for $1.2 million. The Lexington, Kentucky clinic was our seventh IMAC outpatient medical clinic, which we named the Tony Delk Center, and opened on July 2, 2018. This building was sold in June 2020 and we then entered into a lease for the building that expires in July 2025. This clinic discontinued patient care in January 2023 and lease obligations were settled in May 2023.

We opened a 4,700 square foot facility in Murray, Kentucky, a town of nearly 15,000 residents near the Tennessee border in February 2017. This facility provides medical evaluations, fluoroscopic joint and appendage injections, and physical medicine and refers patients to Paducah for regenerative PRP medical procedures. This clinic discontinued patient care in October 2023 upon the sale of assets and assumption of liabilities to two former providers.

Missouri Market, St. Louis

In January 2016, IMAC of St. Louis, LLC, executed a lease for a 13,300 square foot facility in Chesterfield, Missouri, a suburb 18 miles west of downtown St. Louis. The clinic opened in May 2016. The clinic performs medical evaluations with x-ray, fluoroscopic spine, joint and appendage injections, regenerative PRP medicine and physical medicine. This clinic discontinued patient care in October 2023 upon the sale of assets to JWB Chiropractic, PC. JWB Chiropractic, PC is owned by our co-founder, Jason Brame, DC. The Company agreed to maintain the security deposit for the facility through 2026 as part of the transition of lease liability, resulting in the sale of assets and liabilities valued over $600,000.

IMAC of St. Louis opened a satellite facility in St. Peters, Missouri to assist with demand from suburbs west of the Missouri River. The St. Peters clinic opened for business in July 2017. The facility offered patient medical evaluations with x-ray, fluoroscopic joint and appendage injections, and physical medicine. This clinic discontinued patient care in December 2021. The lease expired in August 2022.

IMAC of St. Louis acquired the chiropractic clinic Lockwood Chiropractic in Webster Groves, Missouri, a suburb of St. Louis, in November 2020. The clinic relocated to a new medical facility in January 2022, to expand medical services to broaden our patient base while expanding into neighboring suburbs. This clinic discontinued patient care in September 2023. The lease expires in January 2029.

Missouri Market, Springfield

In August 2018, we acquired the physical and occupational therapy provider, Advantage Therapy, which operated four locations in the Springfield, Missouri metropolitan area. The South Springfield location originally occupied 5,000 square feet, until it was relocated in September 2019 to a 7,520 square feet location which has a lease that expires in June 2024. The North Springfield, Monett and Ozark locations function as satellite locations. The North Springfield location functions within 2,400 square feet with a lease that expired in May 2022. The Monett location occupied 2,200 square feet pursuant to a lease that expired in February 2021. The Ozark location operated in approximately 1,000 square feet, until it was relocated in 2019 to a 2,740 square foot location with a lease that expires in May 2024. The North Springfield and Ozark locations discontinued patient care in 2022 and the Springfield location discontinued patient care in May 2023. Lease obligations for Springfield and Ozark were settled in 2023, and assets in the facilities were sold to former non-executive employees.

Tennessee Market

The David Price Center opened in Brentwood, Tennessee in May 2017, however, this clinic discontinued patient care in April 2022. The 7,500 square foot location is leased through July 2024 and was being used as corporate office space through January 31, 2023. The lease obligation was retired and settled in 2023.

In November 2017, a 5,500 square foot facility was opened in Murfreesboro, Tennessee however, this clinic discontinued patient care in February 2021.

Chicago Market

In April 2019, we acquired the non-medical assets of, and management agreements for, a regenerative medicine and physical medicine practice operating in three locations in the Chicago, Illinois metropolitan area. The Arlington Heights location occupies 3,390 square feet and has a lease which expires in July 2023. The Elgin location occupies 3,880 square feet and has a lease which expires in October 2023. The Elgin location was sold in November 2022. The Arlington Heights location discontinued patient care April 2023 upon the sale of assets and operations to an external buyer.

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

Florida Market

In January 2020, we acquired the assets and assumed the building lease liability of Chiropractic Health of Southwest Florida, Inc. in Bonita Springs, Florida. The acquisition of this practice expanded our presence into a new market where we have extended our service offering to incorporate medical procedures to the existing physical therapy, chiropractic care and soft tissue therapies. This clinic discontinued patient care in March 2022. The lease liability was settled in 2022.

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

In June 2021, we completed an asset purchase in Fort Piece, Florida. The clinic provides chiropractic care and will be incorporating medical procedures. This clinic occupies 3,368 square feet and discontinued patient care in January 2023. The lease liability was settled in 2023.

IMAC Medical of Louisiana

In October 2021, we acquired the assets and management agreement of IMAC Medical of Louisiana in Baton Rouge, Louisiana. The location occupies 9,000 of square feet with a lease that expires in December 2026. This clinic was sold in January 2023.

BackSpace

Starting in June 2021, the Company introduced BackSpace clinics located in Walmart. They provided chiropractic adjustments, nerve and muscle stimulation, and percussion tool therapies for soft tissue recovery, muscle relaxation, and spinal wellness. The BackSpace operations were sold in February 2023.

Our Services (prior to dispositions)

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

For years ended December 31, 2023 and 2022, we did not incur any material time or labor for the development of the technology we use in our operations.

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

Employees and Human Capital Management

As of April 15, 2024, we employed 4 individuals, of which 2 were full-time employees. As of that date, none of our employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be good. We strive for greater diversity and inclusion through our employment and management practices. Today, our full-time employees range in age from 41-62 years, 50% of our executive team is female, and 75% of our staff is female. We remain further committed to increasing the diversity of our employee base.

In the states in which our outpatient clinics were located, persons performing designated medical or physical therapy services are required to be licensed by the state. Based on standard employee screening systems in place, all persons currently employed by us who are required to be licensed are licensed. We are not aware of any federal licensing requirements applicable to our employees.

Medical Advisory Board

We had a Medical Advisory Board comprised of all IMAC medical physicians. The Advisory Board met annually to discuss matters relating to our therapies, range of medical treatments and strategic direction, and periodically presented its suggestions to our Board and to executive management. Members of the Advisory Board were reimbursed by us for out-of-pocket expenses incurred in serving on the Advisory Board.

Business Transactions

Louisiana Orthopaedic & Sports Rehab Institute. On January 27, 2023, the Company executed an agreement to sell all assets of IMAC of Louisiana, PC and Louisiana Orthopaedic & Sports Rehab, LLC for a total of $1.05 million in cash. In addition, the deal included the assignment of the associated real estate lease to the purchaser.

Ricardo Knight, PC. On April 4, 2023 the Company executed an agreement to sell all the assets of Ricardo Knight, PC.

Advantage Hand Therapy and Orthopedic Rehabilitation, LLC. During May of 2023, the Company closed operations at Springfield, MO, due to significant staff departures and inflationary pressure on replacement personnel. Most assets were sold in June.

IMAC Regeneration Center of St. Louis, LLC. In October 2023, the assets of the St Louis location were sold and the lease was assumed by JWB Healthcare, LLC.

Integrated Medicine and Chiropractic Regeneration Center PSC. In October 2023, the assets of the Murray location were sold and the lease was assumed by two former employees. In November 2023, the assets were sold and the lease was assumed by The Regenerative Center.

BackSpace. On March 1, 2023, the Company executed an agreement to sell The BackSpace, LLC to Curis Express, LLC. This sale eliminated IMAC Holdings, Inc. retail chiropractic division. In addition, the deal included all associated real estate leases and the rights to certain future potential expansion locations.

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

Risks Relating to Our Company, Business and Industry

We recorded a net loss for the year ended December 31, 2023 and December 31, 2022 and there can be no assurance that our future operations will result in net income; we received a going concern qualification.

For the year ended December 31, 2023 and December 31, 2022, we had net revenue from discontinued operations of approximately $5,197,000 and $16,186,000, respectively, and we had net loss of approximately $9,419,000 and $18,313,000, respectively. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The fee we charge for our management services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our services at acceptable prices relative to our costs, or if we fail to develop and introduce new services on a timely basis and services from which we can derive additional revenues, our financial results will suffer.

As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from and net cash used in operations and has a net capital deficiency and has discontinued its operations that raise substantial doubt about its ability to continue as a going concern.

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

Our consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2023 a statement that there is substantial doubt as to our ability to continue as a going concern as a result of continued losses and financial condition at December 31, 2023, unless we are able to obtain additional financing or enter into strategic alliances. The reaction of investors to the inclusion of a going concern statement by our auditors, our current lack of cash resources and our potential inability to continue as a going concern may adversely affect our share price and our ability to raise new capital or enter into strategic alliances. If we become unable to obtain additional capital and to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

The loss of the services of Jeffrey S. Ervin and Sheri F. Gardzina for any reason would materially and adversely affect our business operations and prospects.

Our financial success is dependent to a significant degree upon the efforts of Jeffrey S. Ervin, our Chief Executive Officer and Sheri F. Gardzina, our Chief Financial Officer. A voluntary or involuntary departure by Mr. Ervin and/or Mrs. Gardzina could have a materially adverse effect on our business operations if we were not able to attract a qualified replacement for him in a timely manner. We do not have a key-man life insurance policy for our benefit on the life of either Mr. Ervin or Mrs. Gardzina.

We will depend heavily on the efforts of our key personnel.

Our success depends, to a significant extent, upon the efforts and abilities of our officers and key employees. Loss or abatement of the services of any of these persons, could have a material adverse effect on us and our business, operations and financial performance.

Our success also will depend on our ability to identify, attract, hire, train and motivate highly skilled managerial personnel. Failure to attract and retain key personnel could have a material adverse effect on our business, prospects, financial condition and results of operation. Further, the quality, philosophy and performance of key personnel could adversely affect our operations and performance.

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

We maintain insurance policies against professional liability, general commercial liability and other potential losses of our company. All of the regenerative, medical, physical therapy and chiropractic treatments performed at our clinics are covered by our malpractice insurance; however, there is an upper limit to the payout allowable in the event of our malpractice. Poor patient outcomes for healthcare providers may result in legal actions and/or settlements outside of the scope of our malpractice insurance coverage. Regenerative medicine represents approximately 2% of our patient visits and 9% of our discontinued revenue. Future innovations in regenerative medicine may require review or approval of such innovations by governmental regulators. During formal research studies performed in collaboration with regulators, we may be required to obtain new insurance policies and there is no assurance that insurance policy underwriters will provide coverage for such research initiatives. If an uninsured loss or a loss in excess of insured limits occurs, our financial performance and operation could suffer material adverse effects.

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

On October 21, 2021, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $2,716,056.33. This amount represents a statistical extrapolation of $6,791.33 of charges from a sample of 38 claims for the periods July 2017 to November 2020 for Progressive Health & Rehabilitation, Ltd (“Progressive Health”). The Company entered into a management agreement with Progressive Health in April 2019 and therefore liable for only a portion of the sampled claims. There were a total of 38 claims reviewed, 25 of these claims were from the period prior to the management agreement with the Company and the remaining 13 claims were related to the period that Progressive Health was managed by the Company. In December 2021, the Company received a request for payment from CMS in the amount of $2,709,265. The Company has begun its own internal audit process and has initiated the appropriate appeals. The Company submitted a redetermination request in March 2022, which was denied. The Company submitted a reconsideration request February 27, 2023. On July 5, 2023, the Company received a reconsideration decision from the second appeal. The Qualified Independent Contractor provided a “partially favorable” decision that medical necessity supported 15 of 38 appealed claims. The Company filed a timely appeal and a hearing with an Administrative Law Judge was conducted November 29, 2023. The ALJ decision received on February 7, 2024, failed to address appeal and partially favorable decision impact on the extrapolated charges. The Company timely filed an appeal to Medicare Appeals Council on April 5, 2024.

On May 17, 2022, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $492,086.22 related to Advantage Therapy. This amount represents a statistical extrapolation of charges from a sample, the actual amount found to be overpaid was $10,420.22. On May 27, 2022 the Company received a request for payment from CMS in the amount of $481,666.00. The Company has begun its own internal audit process and has initiated the appropriate appeals. Prior to this May 2022 notification, CMS had implemented a pre-payment audit for Advantage Therapy. As of June 30, 2023, this audit had resulted in a recoupment balance of approximately $0.1 million of Medicare accounts receivable. The Company submitted a reconsideration request in May 2023. On August 4, 2023, the Company received a reconsideration decision from the second appeal. The Qualified Independent Contractor provided a “partially favorable” decision supporting 31 of 65 appealed claims. The Company filed a timely appeal and conducted a hearing with an Administrative Law Judge February 20, 2024 and awaits the response from the hearing. As of December 31, 2023, this audit had resulted in a recoupment balance of approximately $138,000 of Medicare accounts receivable which has been fully reserved.

On December 9, 2022, the Company received a suspension of payment notification from Covent Bridge Group, a Center for Medicare & Medicaid Services contractor, for IMAC Regeneration Center of Kentucky. On December 22, 2022, the Company responded to the payment suspension with a Rebuttal of Notice. The suspension of payment will remain in effect until the Rebuttal of Notice is answered. The Company provided medical records for 10 beneficiaries. Neither CMS nor Covent Bridge has responded to the Company regarding the records, although they initiated the Kepro audit noted in the following paragraph. As of December 31, 2023, the payment suspension resulted in a recoupment balance of approximately $90,000 of Medicare accounts receivable which has been fully reserved.

On October 2, 2023 the Company received notice from Kepro, “Initial Sanction Notice of Failure in a Substantial Number of Cases”. Kepro has recommended a Corrective Action Plan (CAP). (i) Perform a root cause analysis (RCA) and describe the underlying cause of the failure. Submit a copy of the RCA performed. (ii) Identify goals (desired outcomes) of the CAP. These goals must be measurable-containing a numerator and denominator-attainable, and meaningful. (iii) Explain how the process(es) will be created or modified to correct the underlying root cause. (iv) Explain how the process(es) will be implemented, including time frames for implementation. (v) Explain how the implemented process(es) and outcomes will be monitored and reported. (vi) Identify the person who will be responsible for monitoring the CAP’s specified time frame. The Company intends on complying with the recommendations of the CAP. In addition, after further review, the Company will appeal the recommendation and outcomes of the audit by Kepro. A meeting with Kepro was conducted on November 20, 2023 to review findings, CAP, and appeal of findings. The meeting resulted in a CAP and communication to medical providers regarding the audit. There is no financial recoupment request.

Other smaller denials the Company is appealing aggregate approximately $25,000 as of December 31, 2023.

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

The market price of our common stock fluctuates substantially as a result of many factors, some of which are beyond our control. During the 52-week period prior to the filing of this Annual Report, the market price of our common stock ranged from a low of $1.22 per share to a high of $10.62 per share, and as of April 11, 2024, was $3.27 per share. These fluctuations could cause you to lose all or part of the value of your investment in our common stock and/or warrants. Factors that could cause fluctuations in the market price of our common stock include the following:

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

Our stock price was below $1.00 per share and was subject to delisting from The Nasdaq Capital Market.

Our common stock closed below the required minimum $1.00 per share for 30 consecutive business days and we received a deficiency notice from Nasdaq regarding our failure to comply with Nasdaq Marketplace Rule 5550(a)(2) on September 21, 2022. When the notice was received, pursuant to Marketplace Rule 5810(c)(3)(A), we become subject to a period of 180 calendar days to regain compliance with Rule 5550(a)(2). If at any time the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with Rule 5550(a)(2). We did not regain compliance with Rule 5550(a)(2) prior to the expiration of the Nasdaq compliance period. We appealed the delisting determination to a Nasdaq hearing panel and the panel stayed the delisting. The Company received an extension through September 18, 2023. Effective September 7, 2023, the Company implemented a 30-for-1 stock split of the issued and outstanding shares of common stock. Under the reverse split, every thirty shares of outstanding shares issued and outstanding were automatically converted into one share of ordinary share, with a par value of $0.001 each.

Our stockholders’ equity is below $2,500,000, and if it continues, our common stock may be subject to delisting from The Nasdaq Capital Market.

On May 31, 2023, the Company received notice from Nasdaq that the Company has failed to maintain a required minimum of $2,500,000 in stockholders’ equity for continued listing, as required under Listing Rule 5550(b)(1) (the “Minimum Equity Rule”). On August 3, 2023, the Company submitted a plan to Nasdaq to grant the Company an extension of time until November 27, 2023 to provide evidence of compliance with the Minimum Equity Rule, and by filing this Current Report on Form 8-K, which includes (1) disclosure of Nasdaq’s deficiency letter and the specific deficiency or deficiencies cited; (2) a description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing; (3) an affirmative statement that, as of the date of the report, the Company believes it has regained compliance with the stockholders’ equity requirement based upon the specific transaction or event referenced in item (2) above; and (4) a disclosure stating that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting. The Company attended a Nasdaq Listing Hearing on February 20, 2024. Nasdaq agreed to extend the Company’s listing based on specific conditions for continued listing.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. Further, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes. As of December 31, 2023, we had federal and state net operating loss carryforwards of approximately $45.3 million and $46.6 million, respectively.

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

We have 5,000,000 authorized and 4,995,450 unissued shares of preferred stock, and our board has the ability to designate the rights and preferences of this preferred stock without your vote.

Our certificate of incorporation authorizes our board of directors to issue “blank check” preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares, without further stockholder approval. The rights of the holders of common stock will be subject to and may be adversely affected by the rights of holders of any preferred stock that may be issued in the future. As indicated in the preceding risk factor, the ability to issue preferred stock without stockholder approval could have the effect of making it more difficult for a third party to acquire a majority of the voting stock of our company thereby discouraging, delaying or preventing a change in control of our company. We currently have 4,550 outstanding shares of preferred stock.

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

On December 20, 2023, the Company entered into a letter agreement with several institutional and accredited investors providing for the sale of an additional aggregate $250,000 of convertible preferred stock (the “Private Placement”). Pursuant to the letter agreement, the Company exchanged its Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred stock for a corresponding number of shares of the Company’s newly-created Series B-1 Convertible Preferred Stock and the Company’s newly-created Series B-2 Convertible Preferred Stock, respectively. Shares of the Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock are convertible into shares of common stock of the Company at a conversion price of $1.84 per share, which is above the most recent closing price of the Company’s common stock and represents a reduction in the conversion price from the Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock. Therefore, the Series B-1 and B-2 preferred stock is convertible into 1,437,500 and 1,035,326 common shares, respectively. In addition, the exercise price of the Warrants was reduced to $1.84 pursuant to the letter agreement. The reduction in the conversion price and the exercise price was made in consideration of the additional purchase amount, therefore there was no accounting effect of this exchange. It is expected that the proceeds of the Private Placement will be used for general working capital and general corporate purposes.

All terms other than the conversion price are the same as the Series A-1 and A-2.

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

In furtherance of the proposed business combination with Theralink, on April 12, 2024 we entered into a credit agreement, secured by the assets of Theralink and its subsidiaries, pursuant to which Theralink may borrow from the Company up to an aggregate of $1,000,000 with an initial borrowing of $350,000. While we remain committed to acquiring the business of Theralink, we continue to evaluate all options with respect to the structuring of the business combination, including the Merger. We cannot give any assurance that the business combination will be consummated in accordance with the previously disclosed terms, as opposed to other alternative structures. See Note 14 – Subsequent Events.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 1C.	CYBERSECURITY

Risk Management and Strategy Disclosure.

We have established processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with an IT consultant who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management. Personnel at all levels and departments are made aware of our cybersecurity processes through trainings.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Governance Disclosure.

Our Board is periodically informed of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face.

Our Chief Executive Officer and Chief Financial Officer are primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers.

Our Chief Executive Officer and Chief Financial Officer oversee our cybersecurity processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

ITEM 2.	PROPERTIES

We manage our business operations from our principal executive office in Franklin, Tennessee. Our executive office lease is on a month-to-month basis. Our total rent expense was $0.7 million under our office and medical clinic leases for 2023. For more information about our outpatient locations and the terms of their leases, see Item 1, “Business - Our Operations” above.

We believe our present office space are adequate for our current operations.

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

Market Information

In connection with the completion of our initial public offering, our common stock and warrants began trading on the Nasdaq Capital Market on February 13, 2019, under the symbols “IMAC” and “IMACW”, respectively. On August 8, 2022, the Company changed its “IMAC” ticker symbol to “BACK”. Our warrants expired in February 2024 and are no longer listed for trading.

As of April 16, 2024, there were approximately 36 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “2018 Incentive Compensation Plan” under Item 11 in Part III of this Annual Report.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were a provider of movement and orthopedic therapies and minimally invasive procedures performed through our regenerative and rehabilitative medical treatments to improve the physical health of our patients at our chain of IMAC Regeneration Centers and BackSpace clinics which we owned or managed. Our outpatient medical clinics provided conservative, minimally invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. Our licensed healthcare professionals evaluated each patient and provided a custom treatment plan that integrated traditional medical procedures and innovative regenerative medicine procedures in combination with physical medicine. We did not use or offer opioid-based prescriptions as part of our treatment options in order to help our patients avoid the dangers of opioid abuse and addiction. The original IMAC Regeneration Center opened in Kentucky in August 2000 and remained the flagship location of our business, which was formally organized in March 2015 until it’s asset sale in November 2023. As of December 31, 2023, we have sold or discontinued patient care at all our locations including The BackSpace LLC. The BackSpace operated healthcare centers specializing in chiropractic and spinal care services inside Walmart retail locations.

Given the Company’s current financial position, during 2023 the Company decided to close its underperforming locations and in addition sold its Louisiana Orthopedic practice, The BackSpace, LLC operations and sold physical assets of certain locations in an effort to raise sufficient capital to support on-going operations. Management has been actively exploring various strategic alternatives in an effort to support operations in 2024 and beyond.

We owned our medical clinics directly or had entered into long-term management services agreements to operate and control certain of our medical clinics by contract. Our preference was to own the clinics; however, some state laws restrict the corporate practice of medicine and require a licensed medical practitioner to own the clinic. Accordingly, our managed clinics are owned exclusively by a medical professional within a professional service corporation (formed as a limited liability company or corporation) and are under common control with us in order to comply with state laws regulating the ownership of medical practices. We are compensated under management services agreements through service fees based on the cost of the services provided, plus a specified markup percentage, and a discretionary annual bonus determined in the sole discretion of each professional service corporation.

Significant financial metrics

Our significant financial metrics of the Company for the year ended December 31, 2023 are set forth in the bullets below.

●	Net loss of $9.4 million in the year ended 2023 compared to a net loss of $18.3 million in the year ended 2022.

●	Adjusted EBITDA[1] of ($3.8 million) for the year ended December 31, 2023 compared to ($7.8 million) for the year ended December 31, 2022.

●	The Company incurred $2,000 in FDA related expenses for the year ended December 31, 2023 compared to $523,000 for the year ended December 31, 2022.

●	The Company had one-time expenses of $1.2 million in impairment loss related to the Company’s intangible assets for the year ended December 31, 2023 and a $2.3 million write-down of a note receivable.

(1)	Adjusted EBITDA is a non-GAAP financial measure most closely comparable to the GAAP measure of net loss. See “Reconciliation of Non-GAAP Financial Matters” below for a full reconciliation of the GAAP and non-GAAP measures.

Matters that May or Are Currently Affecting Our Business

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	Our ability to obtain additional financing for the projected costs associated with the acquisition and the personnel involved, if and when needed;

●	Our ability to attract competent, skilled medical and sales personnel for our operations at acceptable prices to manage our overhead; and

●	Our ability to control our operating expenses; our ability to consummate the proposed Theralink Technologies merger and, if consummated, whether it will prove to be beneficial to our Company and stockholders.

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

In furtherance of the proposed business combination with Theralink, on April 12, 2024 we entered into a credit agreement, secured by the assets of Theralink and its subsidiaries, pursuant to which Theralink may borrow from the Company up to an aggregate of $1,000,000 with an initial borrowing of $350,000. While we remain committed to acquiring the business of Theralink, we continue to evaluate all options with respect to the structuring of the business combination, including the Merger. We cannot give any assurance that the business combination will be consummated in accordance with the previously disclosed terms, as opposed to other alternative structures. See Note 14 – Subsequent Events.

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

Discontinued Operations

In accordance with ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the Company’s component’s results of operations have been classified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the results of operations of this component, for all periods, are separately reported as “discontinued operations” on the consolidated statements of operations.

In 2023, the Company decided to discontinue business activities related to its underperforming clinic locations and BackSpace retail stores. As of December 31, 2023, all locations had been closed and all assets had been sold. The major classes of assets and liabilities of discontinued operations on the consolidated balance sheet are as follows:

	December 31,
	2023	2022
Assets
Accounts receivable, net	$-	$2,881,239
Other current assets	1,028	176,265
Property and equipment, net	762	1,579,327
Intangible assets, net	-	1,121,707
Other assets	95,040	3,920,839
Net assets from discontinued operations	$96,830	$9,679,377

Liabilities
Accounts payable and accrued expenses	$860,221	$1,134,099
Patient deposits	-	241,666
Other current liabilities	108,088	1,439,571
Other liabilities	344,402	2,716,519
Net liabilities from discontinued operations	$1,312,711	$5,531,855

The following table shows the results of income from discontinued operations:

	December 31,
	2023	2022
Patient revenues, net	$5,197,352	$16,186,256

Salaries and benefits	3,271,816	10,387,802
General and administrative	2,344,549	4,815,847
Other expenses	2,524,214	7,464,426
Total costs and expenses	8,140,579	22,668,075

Loss from discontinued operations, net of income taxes	$(2,943,227)	$(6,481,819)

Intangible Assets

The Company capitalizes the fair value of intangible assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over their estimated economic useful lives, generally the contract term. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include trade names, non-compete agreements, customer relationships and contractual agreements. Intangible assets are subject to annual impairment tests. An impairment loss of $0.06 million was recorded in January 2023 related to the sale of Louisiana. An impairment loss of $0.06 million was recorded in February 2023 related to the sale of BackSpace. An impairment loss of $0.27 million was recorded in April 2023 related to the Illinois asset sale. An impairment loss of $0.63 million was recorded in October 2023 related to our Kentucky asset sale. An impairment loss of $0.24 million was recorded in December 2023 related to the Company’s investigational new drug. An impairment loss of $3.8 million was recorded in September 2022 related to our Illinois and Kentucky acquisitions.

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

The goodwill test is performed at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The annual impairment test includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value; the qualitative test may be performed prior to, or as an alternative to, performing a quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company is required to perform the quantitative goodwill impairment test. Otherwise, no further analysis is required. A goodwill impairment loss of $0 and $4.5 million was recorded in December 2023 and 2022, respectively.

Revenue Recognition

The Company’s patient service revenue was derived from non-surgical procedures performed at our outpatient medical clinics. The fees for such services were billed either to the patient or a third-party payer, including Medicare.

The Company recognized service revenues based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments are based upon the payment terms specified in the related contractual agreements. The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts expected to be collected.

Starting in January 2020, the Company implemented wellness maintenance programs on a subscription basis. There were four membership plans offered with different levels of service for each plan. The Company recognized membership revenue on a monthly basis. Enrollment in the wellness maintenance program can occur at any time during the month and can be dis-enrolled at any time.

Starting in June 2021, the Company introduced BackSpace and began offering outpatient chiropractic and spinal care services as well as memberships services in Walmart retail locations. The fees for such services were paid and recognized as incurred.

Starting in September 2022, the Company introduced hormone replacement therapy “HRT” and medical weight loss programs. The Company recognized HRT and medical weight loss revenue as the services are provided.

Other management service fees are derived from management services where the Company provides billings and collections support to the clinics and where management services were provided based on state specific regulations known as the corporate practice of medicine (“CPM”). Under the CPM, a business corporation is precluded from practicing medicine or employing a physician to provide professional medical services. In these circumstances, the Company provides all administrative support to the physician-owned PC through a LLC. The PC is consolidated due to control by contract (an “MSA” – Management Services Agreement). The fees we derive from these management arrangements are either based on a predetermined percentage of the revenue of each clinic or a percentage mark up on the costs of the LLC. The company recognized other management service revenue in the period in which services were rendered. These revenues are earned by IMAC Nashville, IMAC Management, IMAC Illinois, IMAC Florida, IMAC Louisiana and the Back Space and are eliminated in consolidation to the extent owned.

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

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

We owned our medical clinics directly or have entered into long-term management services agreements to operate and control these medical clinics by contract. Our preference is to own the clinics; however, some state laws restrict the corporate practice of medicine and require a licensed medical practitioner to own the clinic. Accordingly, our managed clinics are owned exclusively by a medical professional within a professional service corporation (formed as a limited liability company or corporation) under common control with us or eligible members of our company in order to comply with state laws regulating the ownership of medical practices. We were compensated under management services agreements through service fees based on the cost of the services provided, plus a specified markup percentage, and a discretionary annual bonus determined in the sole discretion of each professional service corporation.

Revenues – Discontinued Operations

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

Revenues from discontinued operations for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Revenues:
Outpatient facility services	$4,644	$14,824
Memberships	443	684
Retail clinics	110	678
Total revenues	$5,197	$16,186

See the table below for more information regarding our revenue breakdown by service type for discontinued operations.

	Year Ended December 31,
	2023	2022

Revenues:
Medical treatments	65%	72%
Physical therapy	22%	22%
Chiropractic care	4%	5%
Memberships	9%	1%
	100%	100%

Consolidated Results

Total revenues decreased $11 million due to the closure or sale of all locations.

IMAC Clinics

The revenue decrease attributed to IMAC Clinics was $10.2 million due to the closure or sale of all locations.

Retail Clinics

The Company began opening retail clinics in Walmart in June 2021. The retail clinics provided outpatient chiropractic and spinal care services. The revenue decrease attributed to the retail clinics was $0.6 million due to the closure or sale of all locations.

Memberships

A wellness membership program was implemented at IMAC Clinics in January 2020 and this wellness program had different plan levels that included services for chiropractic care and medical treatments on a monthly subscription basis. Therefore, memberships could have multiple visits in one month, however only one payment was received for these visits. BackSpace also had a membership plan for chiropractic care on a monthly subscription basis. As of December 31, 2023, 83% of the BackSpace revenue was related to memberships.

Operating Expenses – Continuing Operations

Operating expenses consist of salaries and benefits, share based compensation, advertising and marketing, general and administrative expenses and depreciation expenses.

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and Benefits	2023	2022	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$1,348,000	$4,129,000	$(2,781,000)	(67.3)%

Salaries and benefits expenses for the year ended December 31, 2023, as compared to the year ended December 31, 2022, decreased by 67.32%. A decrease would have been expected considering the Company sold or closed all locations.

Advertising and marketing consist of marketing, business promotion and brand recognition.

Advertising and Marketing	2023	2022	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$8,000	$74,000	$(66,000)	(89.6)%

Advertising and marketing expenses decreased $66,000 for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Advertising and marketing efforts were terminated when the decision was made to sale or close all locations.

General and administrative expense (“G&A”) consist of all other costs than advertising and marketing, salaries and benefits, patient expenses and depreciation.

General and Administrative	2023	2022	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$1,459,000	$2,466,000	$(1,007,000)	(40.8)%

G&A decreased increased in the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to the sale or closure of all locations.

FDA Clinical Trial

In August 2020, the United States Food and Drug Administration (the “FDA”) approved the Company’s investigational new drug application. The Company has completed Phase 1 of the clinical trial, which was conducted over a 12-month period. The Company incurred $(3,000) in expenses related to a credit from consultants, supplies, software and travel for the clinical trial during 2023, which is included in the G&A totals above. This is compared to $360,000 that was incurred for the trial in 2022.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Depreciation and Amortization	2023	2022	Change from Prior Year	Percent Change from Prior Year

Year Ended December 31	$126,000	$655,000	$(529,000)	(80.7)%

Depreciation and amortization decreased due to the sale of assets and impairment of intangible assets for the year ended December 31, 2023 compared to the year ended December 31, 2022.

The Company recognized a loss on disposition or impairment of $3.4 million in 2023 and $4.5 million in 2022 as a result of intangible write-offs and location closures in 2023 and largely goodwill impairment in 2022.

Analysis of Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payers.

During the year ended December 31, 2023, net cash used in operations decreased to $2.8 million compared to $10.3 million for the year ended December 31, 2022. This decrease was primarily attributable to our lower net loss in 2023 and discontinuance of our operations.

Net cash used in investing activities during the years ended December 31, 2023 and 2022 was $1.8 million and $0.3 million, respectively. The increase was primarily due to $3 million in loans made to Theralink offset by $1.2 million proceeds from the sale of assets and practices.

Net cash provided by financing activities during the year ended December 31, 2023 was $4.0 million, which was primarily proceeds from the sale of preferred stock, net of related fees, which totaled $4.0 million. Net cash provided by financing activities during the year ended December 31, 2022 was $4.2 million, including proceeds from the sale of common stock, net of related fees, which totaled $4.4 million, reduced by principal repayments of $0.3 million.

Liquidity and Capital Resources

As of December 31, 2023, we had $0.2 million in cash and a working capital deficit of $(0.8) million. As of December 31, 2022, we had cash of $0.8 million and working capital of $3.2 million. The decrease in working capital was primarily due to a $8.6 million decrease in current assets and a $4.5 million decrease in current liabilities.

As of December 31, 2023, we had approximately $1.9 million in current liabilities. Approximately $0.8 million of our current liabilities outstanding were to our vendors, which we have historically paid down in the normal course of our business and accrued payroll. The current portion of our operating lease liability accounted for approximately $0.1 million of our current liabilities.

As of December 31, 2023, we had an accumulated deficit of $55.9 million. We anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed or favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current of future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Our management team has determined that our financial condition raises substantial doubt as to our ability to continue as a going concern.

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

Contractual Obligations

The following table summarizes our contractual obligations by period as of December 31, 2023:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years
Finance lease obligations, including interest	$1,916	$1,916	$-	$-
Operating lease obligations, including interest	523,356	134,567	307,098	81,691
	$525,272	$136,483	$307,098	$81,691

Impact of Inflation

We believe that inflation had a material impact on our results of operations for the years ended December 31, 2023. Inflation was evident in staffing and supply costs related to the delivery of patient care. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

IMAC Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IMAC Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has had historical net losses and net cash used in operating activities, has discontinued operations and will require additional financing to continue operations in 2024. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2024

Boca Raton, Florida

April 16, 2024

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of IMAC Holdings, Inc.

Brentwood, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of IMAC Holdings, Inc. (the “Company”), as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans, in regard to these matters, are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Cherry Bekaert LLP

We served as the Company’s auditor for 2021 and 2022.

Nashville, Tennessee

March 31, 2023, with exception of Notes 10 and 15 for which the date is September 29, 2023, and

Note 2 for which the date is April 16, 2024

IMAC Holdings, Inc.

Consolidated Balance Sheets

December 31, 2023 and 2022

	2023	2022
ASSETS
Current assets:
Cash	$221,511	$763,211
Deferred compensation, current portion	-	196,119
Other assets	94,711	191,093
Note receivable	731,067	-
Assets of discontinued operations	96,830	9,679,377
Total current assets	1,144,119	10,829,800

Property and equipment, net	-	5,386

Other assets:
Intangible assets, net	-	243,750
Security deposits	-	2,670
Total other assets	-	246,420

Total assets	$1,144,119	$11,081,606

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$584,055	$568,640
Liability to issue common stock, current portion	-	329,855
Liabilities of discontinued operations	1,312,711	5,531,855
Total current liabilities	1,896,766	6,430,350

Total liabilities	1,896,766	6,430,350

Commitment and Contingencies – Note 13

Stockholders’ equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 authorized, 2,645 Series B-1 and 1,905 Series B-2 and nil issued and outstanding at December 31, 2023 and 2022	5	-
Common stock; $0.001 par value, 2,000,000 authorized; 1,148,321 and 1,100,592 shares issued at December 31, 2023 and 2022, respectively; 1,148,321 and 1,097,843 shares outstanding at December 31, 2023 and 2022, respectively.	1,149	1,098
Additional paid-in capital	55,184,524	51,169,898
Accumulated deficit	(55,938,325)	(46,519,740)
Total stockholders’ equity (deficit)	(752,647)	4,651,256

Total liabilities and stockholders’ equity (deficit)	$1,144,119	$11,081,606

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

	2023	2022

Patient revenue, net	$-	$-
Other income	-	-
Management fees	-	-
Total revenue	-	-

Operating expenses:
Salaries and benefits	1,348,382	4,129,451
Advertising and marketing	7,732	74,011
General and administrative	1,459,372	2,465,628
Depreciation and amortization	126,138	654,819
Loss on disposition or impairment	3,433,884	4,513,189
Total operating expenses	6,375,508	11,837,098

Operating loss	(6,375,508)	(11,837,098)

Other income (expense):
Interest income	27,156	9,839
Other income (expense)	(2,040)	(574)
Interest expense	(124,966)	(3,152)
Total other income (expenses)	(99,850)	6,113

Net loss before income taxes	(6,475,358)	(11,830,985)

Income taxes	-	-

Net loss from continuing operations	(6,475,358)	(11,830,985)

Discontinued Operations:

Loss from operations of discontinued component	(1,707,342)	(2,563,204)
Loss on disposal of discontinued operations	(1,235,885)	(3,918,615)
Loss on discontinued operations	(2,943,227)	(6,481,819)

Net loss	$(9,418,585)	$(18,312,806)

Net loss per share from continuing operations – Basic and diluted	$(5.82)	$(12.55)
Loss per share from discontinued operations – Basic and diluted	$(2.65)	$(6.88)
Net loss per share – Basic and diluted	$(8.47)	$(19.43)

Weighted average common shares outstanding
Basic and diluted	1,111,844	942,463

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statement Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2023 and 2022

	Preferred Stock		Common Stock
	Number of Shares	Par	Number of Shares	Par	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance, December 31, 2021	-	$-	873,939	$874	$46,159,121	$(28,206,934)	$17,953,061
Issuance of common stock	-	-	223,904	224	4,915,707	-	4,915,931
Issuance of employee stock options	-	-	-	-	95,070	-	95,070
Net loss	-	-	-	-	-	(18,312,806)	(18,312,806)
Balance, December 31, 2022			1,097,843	1,098	51,169,898	(46,519,740)	4,651,256
Issuance of common stock for cash	-	-	2,725	3	16,647	-	16,650
Issuance of fractional shares with reverse stock split	-	-	37,753	38	(38)	-	-
Issuance of employee stock options	-	-	-	-	40,131	-	40,131
Issuance of RSU’s for service	-	-	10,000	10	42,890	-	42,900
Issuance of preferred stock net of issuance costs	4,550	5	-	-	4,044,996	-	4,045,001
Dividends declared	-	-	-	-	(130,000)	-	(130,000)
Net loss	-	-	-	-	-	(9,418,585)	(9,418,585)
Balance, December 31, 2023	4,550	$5	1,148,321	$1,149	$55,184,524	$(55,938,325)	$(752,647)

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(9,418,585)	$(18,312,806)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	403,593	1,626,614
Share based compensation	83,031	444,503
Loss on disposition of assets	1,475,289	98,116
Loss on impairment	3,519,322	8,333,687
Bad debt expense	431,671	82,500
Gain on extinguishment of debt	(94,346)	-

Changes in operating assets and liabilities:
Accounts receivable, net	1,449,569	(1,754,406)
Other assets	265,553	180,178
Deferred compensation	196,121	-
Security deposits	205,389	56,620
Liability to issue common stock	(329,855)	-
Right of use/lease liability	(346,770)	(149,631)
Accounts payable and accrued expenses	(388,467)	(820,592)
Patient deposits	(241,666)	(79,251)
Net cash used in operating activities	(2,790,151)	(10,294,468)

Cash flows from investing activities:
Purchase of property and equipment	-	(331,382)
Note receivable	(3,000,000)	-
Proceeds from sale of practices	224,700	-
Proceeds from sale of property and equipment	1,000,000	71,400
Net cash used in investing activities	(1,775,300)	(259,982)

Cash flows from financing activities:
Proceeds from issuance of common stock	16,650	4,472,219
Proceeds from issuance of preferred stock, net of offering costs	4,045,000	-
Payments on notes payable	(10,350)	(254,488)
Payments on finance lease obligation	(27,549)	(19,050)
Net cash from financing activities	4,023,751	4,198,681

Net (decrease) in cash	(541,700)	(6,355,769)

Cash, beginning of year	763,211	7,118,980

Cash, end of year	$221,511	$763,211

Supplemental cash flow information:
Interest paid	$129,981	$14,191
Income Tax	$-	$-
Non-cash investing and financing activities:
Accrued dividends	$130,000	$-

See notes to consolidated financial statements

Note 1 – Description of Business

IMAC Holdings, Inc. is a holding company for IMAC Regeneration Centers, The Back Space retail stores and our Investigational New Drug division. IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provided movement, orthopedic and neurological therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provided conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. As of December 31, 2023, the Company has sold or discontinued patient care at all our locations and has accordingly presented this component as discontinued operations. (See Note 2.) The Company delivered sports medicine treatments without opioids. The BackSpace operated healthcare centers specializing in chiropractic and spinal care services inside Walmart retail locations. The Company’s Investigational New Drug division conducted a clinical trial for its investigational compound utilizing umbilical cord-derived allogenic mesenchymal stem cells for the treatment of bradykinesia due to Parkinson’s disease.

Planned Merger

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Discontinued Operations

In accordance with ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the Company’s component’s results of operations have been classified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the results of operations of this component, for all periods, are separately reported as “discontinued operations” on the consolidated statements of operations.

In 2023, the Company decided to discontinue business activities related to its underperforming clinic locations and BackSpace retail stores. As of December 31, 2023, all locations had been closed and all assets had been sold. The major classes of assets and liabilities of discontinued operations on the consolidated balance sheet are as follows:

	December 31,
	2023	2022
Assets
Accounts receivable, net	$-	$2,881,239
Other current assets	1,028	176,265
Property and equipment, net	762	1,579,327
Intangible assets, net	-	1,121,707
Other assets	95,040	3,920,839
Net assets from discontinued operations	$96,830	$9,679,377

Liabilities
Accounts payable and accrued expenses	$860,221	$1,134,099
Patient deposits	-	241,666
Other current liabilities	108,088	1,439,571
Other liabilities	344,402	2,716,519
Net liabilities from discontinued operations	$1,312,711	$5,531,855

The following table shows the results of loss from discontinued operations:

	December 31,
	2023	2022
Patient revenues, net	$5,197,352	$16,186,256

Operating expenses	6,498,928	18,710,263
Other expenses	1,641,651	3,957,812
Total costs and expenses	8,140,579	22,668,075

Loss from discontinued operations, net of income taxes	$(2,943,227)	$(6,481,819)

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the consolidated financial statements are prepared. On an ongoing basis, the Company evaluates its estimates, including those related to contractual insurance adjustments on revenues and provisions for doubtful accounts, impairment of long-lived assets including intangible assets, valuation of loans receivable and valuation of stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Specifically we retrospectively reclassified certain amounts in 2022 to present as discontinued operations.

Revenue Recognition

The Company’s patient service revenue was derived from non-surgical procedures performed at our outpatient medical clinics. The fees for such services were billed either to the patient or a third-party payer, including Medicare.

The Company recognized service revenues based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments are based upon the payment terms specified in the related contractual agreements. The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record these revenues at the estimated amounts expected to be collected.

Starting in January 2020, the Company implemented wellness maintenance programs on a subscription basis. There were four membership plans offered with different levels of service for each plan. The Company recognized membership revenue on a monthly basis. Enrollment in the wellness maintenance program can occur at any time during the month and can be dis-enrolled at any time.

Starting in June 2021, the Company introduced BackSpace and began offering outpatient chiropractic and spinal care services as well as memberships services in Walmart retail locations. The fees for such services were paid and recognized as incurred.

Starting in September 2022, the Company introduced hormone replacement therapy “HRT” and medical weight loss programs. The Company recognized HRT and medical weight loss revenue as the services are provided.

Other management service fees are derived from management services where the Company provided billings and collections support to the clinics and where management services were provided based on state specific regulations known as the corporate practice of medicine (“CPM”). Under the CPM, a business corporation is precluded from practicing medicine or employing a physician to provide professional medical services. In these circumstances, the Company provides all administrative support to the physician-owned PC through a LLC. The PC is consolidated due to control by contract (an “MSA” – Management Services Agreement). The fees we derive from these management arrangements are either based on a predetermined percentage of the revenue of each clinic or a percentage mark up on the costs of the LLC. The company recognized other management service revenue in the period in which services were rendered. These revenues are earned by IMAC Nashville, IMAC Management, IMAC Illinois, IMAC Florida, IMAC Louisiana and the Back Space and are eliminated in consolidation to the extent owned.

Patient Deposits

Patient deposits were derived from patient payments in advance of services delivered. Our service lines included traditional and regenerative medicine. Regenerative medicine procedures are rarely paid by insurance carriers; therefore, the Company typically requires up-front payment from the patient for regenerative services and any co-pays and deductibles as required by the patient specific insurance carrier. For some patients, credit is provided through an outside vendor. In this case, the Company is paid from the credit card company and the risk is transferred to the credit card company for collection from the patient. These funds were accounted for as patient deposits until the procedures were performed at which point the patient deposit was recognized as patient service revenue.

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

Variable Interest Entities

Certain states prohibit the “corporate practice of medicine,” which restricts business corporations from practicing medical care by exercising control over clinical decisions by doctors. In states which prohibit the corporate practice of medicine, the Company entered into long-term management agreements with professional corporations (“PCs”) that are owned by licensed doctors, which, in turn employ or contract with doctors who provide professional care in its clinics. Under these management agreements with PCs, the Company provided, on an exclusive basis, all non-clinical services of the practice.

The consolidated financial statements include the accounts of variable interest entities (“VIE”) in which the Company is the primary beneficiary under the provisions of the FASB Accounting Standards Codification 810, “Consolidation”. The Company has the power to direct the activities that most significantly impact a VIE’s economic performance. Additionally, the Company would absorb the substantially all of the expected losses from any of these entities should such expected losses occur. As of December 31, 2023 and 2022, the Company’s consolidated VIE’s include 12 PCs and 13 PCs respectively.

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying consolidated balance sheets as of December 31, 2023 and 2022, were approximately ($3.9) million and $1.8 million respectively, and the total liabilities of the consolidated VIEs were approximately $0.2 million and $0.5 million, respectively.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2023 and 2022.

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

The Company’s accounts receivable from third-party payers are recorded net of estimated contractual adjustments and allowances from third-party payers, which are estimated based on the historical trend of the Company’s facilities’ cash collections and contractual write-offs, accounts receivable aging, established fee schedules, relationships with payers and procedure statistics. While changes in estimated reimbursement from third-party payers remain a possibility, the Company expects that any such changes would be minimal and, therefore, would not have a material effect on the Company’s consolidated financial condition or results of operations. The Company’s collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each patient account. The Company analyzes accounts receivable at each of the facilities to ensure the proper collection and aged category. The operating systems generate reports that assist in the collection efforts by prioritizing patient accounts. Collection efforts include direct contact with insurance carriers or patients and written correspondence.

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

As a smaller reporting Company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, these changes became effective for the Company on January 1, 2023. The adoption of ASU 2016-13 did not have a material financial impact on the Company’s consolidated financial statements.

The roll forward of the allowance for doubtful accounts for the year ended December 31, 2023 and 2022 was as follows:

	December 31, 2023		December 31, 2022
Beginning balance	$163,479		$80,979
Bad debt expense	431,671		82,500
Write-offs	(155,852)		-
Ending balance	$439,298	*	$163,479	*

*	As discussed in Note 1, the Company decided to discontinue business activities related to its underperforming clinic locations and BackSpace retail stores. See Note 2 for the resulting impact on this previous disclosed amount.

Note Receivable

Note Receivable is a subordinated promissory note and a convertible promissory note that the Company’s merger partner, Theralink Technologies, Inc. (“THER”) entered into during July of 2023 and August of 2023, respectively. Each note is due to be repaid within one year and contains interest compounding at 6.0%.  The convertible promissory note also contains a convertible feature at the option of the Company into THER common stock at a fixed price of $0.00313 per share. The total amount loaned between the two notes was $3.0 million.  The Company determined the fair value of the notes and related accrued interest owed as of December 31, 2023 was approximately $0.7 million (their principal balance less a credit loss allowance under ASU 2016-13 of approximately $2.3 million which was recorded as an impairment of assets in 2023) given the current financial position of THER and their perceived lack of ability to re-pay these notes as of December 31, 2023.

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

Intangible Assets

The Company capitalizes the fair value of intangible assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over their estimated economic useful lives, generally the contract term. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. An impairment loss of $0.06 million was recorded in January 2023 related to the sale of Louisiana. An impairment loss of $0.06 million was recorded in February 2023 related to the sale of BackSpace. An impairment loss of $0.27 million was recorded in April 2023 related to the Illinois asset sale. An impairment loss of $0.613 million was recorded in October 2023 related to our Kentucky asset sale. An impairment loss of $0.24 million was recorded in December 2023 related to the Company’s investigational new drug. In March 2022 the Company decided to close a clinic in Florida with a total intangible carrying amount of approximately $34,000, which was written off as impaired. As a result, the Company recorded a noncash impairment loss for this amount during the three months ended March 31, 2022. Due to a significant drop in share price in the three months ended September 30, 2022, the Company determined that a triggering event occurred. It was determined that there was an impairment loss of $2,128,000 on the IMAC Illinois MSA and $1,672,000 on the IMAC Kentucky MSA. In the three months ended December 31, 2022, the Company recorded an impairment loss of $1,000 on the IMAC Florida MSA. An impairment loss of $0.12 million and $0.03 million was charged to discontinued operations for the years ended December 31, 2023 and 2022. The remaining impairment loss was charged to continuing operations.

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

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was approximately $7,732 and $74,011* for the years ended December 31, 2023 and 2022, respectively.

*	As discussed in Note 1, the Company decided to discontinue business activities related to its underperforming clinic locations and BackSpace retail stores. See Note 2 for the resulting impact on this previous disclosed amount.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is determined using the weighted-average of common shares outstanding during the year, adjusted for the dilutive effect of common stock equivalents, consisting of the conversion option embedded in convertible debt. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. Dilutive shares not included in the computation of dilutive loss per share because the effect would be anti-dilutive due to the Company’s net loss were as follows:

	December 31,
	2023	2022

Stock options	1,312	11,216
RSUs	-	24,029
Warrants	2,474,284	398,582
Preferred shares B-1	1,437,500	-
Preferred shares B-2	1,035,326	-
	4,948,422	433,827

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

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s consolidated financial statements are prepared in accordance with GAAP and includes the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception and has discontinued its operations as of December 31, 2023 which raises substantial doubt regarding the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The Company had a working capital deficit of approximately ($0.8) million at December 31, 2023. The Company had a net loss of approximately $9.4 million for the year ended December 31, 2023, and used cash in operations of approximately $2.8 million for the year ended December 31, 2023. The Company expects to continue to incur expenditures for working capital.

Management’s plans are to merge with an operating company or acquire a new business (See Note 1). Management recognizes that the Company may need to obtain additional resources to successfully implement its business plans. No assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital if needed, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000. No amounts were in excess of FDIC limits at December 31, 2023.

Revenue and Accounts Receivable Concentration

As of December 31, 2023 and 2022, the Company had discontinued operations revenue and accounts receivable concentration related to payments from Medicare as outlined in the table below:

	2023		2022
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable

Medicare payments	24%	0%	32%	18%

Note 5 – Accounts Receivable

Accounts receivable consisted of the following at December 31:

	2023*	2022*

Accounts receivable, net of contractual adjustments	$439,298	$3,044,718
Less: allowance for doubtful accounts	(439,298)	(163,479)
Accounts receivable, net	$-	$2,881,239

*	As discussed in Note 1, the Company decided to discontinue business activities related to its underperforming clinic locations and BackSpace retail stores. See Note 2 for the resulting impact on this previous disclosed amount.

Note 6 – Property and Equipment

Property and equipment consisted of the following at December 31:

	Estimated
	Useful Life in Years	2023*	2022*

Leasehold improvements	Shorter of asset or lease term	$-	$2,233,603
Equipment	1.5 – 10	762	2,820,166
Total property and equipment		762	5,053,769

Less: accumulated depreciation		-	(3,476,977)
		762	1,576,792

Construction in progress		-	7,922
Total property and equipment, net		$762	$1,584,714

Depreciation was $282,458 and $867,364* for the years ended December 31, 2023 and 2022, respectively.*

*	As discussed in Note 1, the Company decided to discontinue business activities related to its underperforming clinic locations and BackSpace retail stores. See Note 2 for the resulting impact on this previous disclosed amount.

Note 7 – Intangibles Assets and Goodwill

The Company’s intangible assets and goodwill consisted of the following at December 31, 2023 and 2022:

December 31, 2023
	Estimated		Accumulated Amortization and
	Useful Life	Cost	Impairment	Net

Intangible assets:
Management service agreements	10 years	$-	$-	$-
Non-compete agreements	3 years	-	-	-
Intellectual property agreements	2 years	-	-	-
Brand development	15 years	-	-	-
Definite lived assets		-	-	-
Research and development		-	-	-
Goodwill		-	-	-
Total intangible assets and goodwill		$-	$-	$-

		December 31, 2022*
	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Intangible assets:
Management service agreements	10 years	$7,940,398	$(6,939,916)	$1,000,482
Non-compete agreements	3 years	391,000	(359,125)	31,875
Customer lists	3 years	77,000	(48,125)	28,875
Brand development	15 years	69,071	(8,596)	60,475
Definite lived assets		8,477,469	(7,355,762)	1,121,707
Research and development		243,750	-	243,750
Goodwill		4,499,796	(4,499,796)	-
Total intangible assets and goodwill		$13,221,015	$(11,855,558)	$1,365,457

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

In October 2023, the Company executed an agreement to sell all the assets of the Kentucky Market which has a total intangible carrying amount of approximately $614,000 which was written off as impaired.

In December, 2023, the Company determined that the intangible asset for the investigational new drug which had a total intangible carrying amount of approximately $244,000 was impaired and was written off.

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

The Company performs its annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2023, the Company closed or sold all locations. The Company performed a qualitative impairment test and based on the totality of information available for the reporting units, the Company concluded that it was more-likely-than-not that the carrying value is greater than the estimated fair values of the reporting units at December 31, 2023. An intangible impairment loss of approximately $1.2 million was recorded in 2023.

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

Amortization expense was $121,135 and $759,250* for the years ended December 31, 2023 and 2022, respectively.

*	As discussed in Note 1, the Company decided to discontinue business activities related to its underperforming clinic locations and BackSpace retail stores. See Note 2 for the resulting impact on this previous disclosed amount.

Note 8 – Operating Leases

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

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate of leases added during the years ended December 31, 2023 and December 31, 2022, the Company used a weighted average interest rate.

Total operating lease cost

Individual components of the total lease cost incurred by the Company is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022*

Operating lease expense	$933,085	$1,622,466

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The amount of future minimum lease payments under operating are as follows:

Operating Leases

Undiscounted future minimum lease payments:
2024	$134,567
2025	138,104
2026	95,171
2027	73,823
2028	73,823
Thereafter	7,868
Total	523,356
Amount representing imputed interest	(72,591)
Total operating lease liability	450,765
Current portion of operating lease liability	(106,363)
Operating lease liability, non-current	$344,402 *

*	As discussed in Note 1, the Company decided to discontinue business activities related to its underperforming clinic locations and BackSpace retail stores. See Note 2 for the resulting impact on this previous disclosed amount.

Note 9 – Notes Payable

Set forth below is a summary of the Company’s outstanding debt as of December 31, 2023 and December 31, 2022:

	December 31,	December 31,
	2023	2022*

Note payable to a financial institution in the amount of $200,000 dated November 15, 2017. The note requires 66 consecutive monthly installments of $2,652 including principal and interest at 5%, with a balloon payment of $60,000 which was paid on June 15, 2018. The note matures on May 15, 2023, and is secured by the personal guarantees of certain Company executives.	$-	$13,093

Note payable to a financial institution in the amount of $131,400 dated August 1, 2016. The note requires 120 monthly installments of $1,394 including principal and interest at 5%. The note matures on July 1, 2026, and is secured by a letter of credit.	-	54,763

$112,800 payable to a landlord of Advantage Therapy, LLC pursuant to a lease dated March 1, 2019. The debt is payable in 60 monthly installments of $2,129, including principal and interest at 5%. The debt matures on June 1, 2024.	-	36,840

Note payable to a financial institution in the amount of $140,000, dated September 25, 2019. The note requires 36 consecutive monthly installments of $4,225 including principal and interest at 5.39%. The note matures on September 19, 2022 and is secured by a personal guarantee of the Vice President of Business Development of the Company.	-	-

Note payable in the amount of $2,690,000, dated October 29, 2020. The note is payable on or before April 29, 2022. The interest on the note accrues at a rate of 7% per annum and is payable on the maturity date or otherwise in accordance with the note.	-	-

	-	104,696
Less: current portion:	-	(51,657)
	$-	$53,039

*	As discussed in Note 1, the Company decided to discontinue business activities related to its underperforming clinic locations and BackSpace retail stores. See Note 2 for the resulting impact on this previous disclosed amount.

Note 10 – Shareholders’ Equity (Deficit)

Reverse Stock Split

Effective on September 7, 2023, the Company implemented a 30-for-1 reverse stock split of the issued and outstanding shares of common stock. Under the reverse split, every thirty shares of outstanding shares issued and outstanding were automatically converted into one share of ordinary share, with a par value of $0.001 each. Except as otherwise indicated, all information in the consolidated financial statements concerning share and per share data reflects the retroactive effect to the 30-for-1 reverse stock split.

2018 Incentive Compensation Plan

The Company’s board of directors and holders of a majority of outstanding shares approved and adopted the Company’s 2018 Incentive Compensation Plan (“2018 Plan”) in May 2018, reserving the issuance of up to 2,000,000 shares of common stock (subject to certain adjustments) upon exercise of stock options and grants of other equity awards. The 2018 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to the Company’s non-employee directors and consultants, and affiliates.

Stock Options

During 2023 and 2022, the Company did not issue any new stock options. Most options vested over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months and are exercisable for a period of ten years. Stock based compensation for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The per-share fair values of these options is calculated based on the Black-Scholes-Merton pricing model.

The information below summarizes the stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2021	12,235	$96.90	3.58
Granted	-	-	-
Exercised	-	-	-
Cancelled	(1,020)	97.80	1.65
Outstanding at December 31, 2022	11,216	$96.90	3.75
Granted	-	-	-
Exercised	-	-	-
Cancelled	(9,904)	92.40	2.77
Outstanding at December 31, 2023	1,312	$118.33	1.35

Restricted Stock Units

On February 21, 2022, the Company granted 3,333 RSUs to an executive that vested immediately.

On October 15, 2022, the Company granted an aggregate of 10,000 RSUs to Board members with these RSUs vesting immediately.

On May 19, 2023, the Company granted an aggregate of 10,000 RSUs to Board members with these RSU’s vesting immediately with a fair value of $42,900 based on the grant date stock price.

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2021	8,692	$60.06
Granted	30,400	15.3
Vested	(14,896)	28.8
Cancelled	(167)	13.2
Outstanding at December 31, 2022	24,029	$23.4
Granted	10,000	4.29
Vested	(10,000)	4.29
Cancelled	(24,029)	23.4
Outstanding at December 31, 2023	-	$-

Preferred Stock

On July 25, 2023, the Company entered into a definitive securities purchase agreement with several institutional and accredited investors, including existing significant investors of Theralink Technologies, Inc., its previously announced merger partner (OTC:THER) (“Theralink”), and Theralink’s Chairman, for the sale of its preferred stock and warrants. IMAC sold an aggregate of 2,500 shares of its Series A-1 Convertible Preferred Stock, stated value $1,000 per share, 1,800 shares of its Series A-2 Convertible Preferred Stock, stated value $1,000 per share, and Warrants to purchase up to 2,075,702 shares of its common stock for aggregate gross proceeds of $4.3 million before deducting placement agent fees and other offering expenses of $480,000. The shares of A-1 Convertible Preferred Stock, shall bear a 12% dividend based on stated, value have no voting rights, and are initially convertible into an aggregate of 763,126 shares of common stock of the Company, and the shares of Series A-2 Convertible Preferred Stock are initially convertible into an aggregate of 549,451 shares of common stock of the Company, in each case, at a conversion price of $3.276 per share. The Warrants have an exercise price of $3.276 per share, are exercisable immediately, and will expire five years from the date of shareholder approval of this private placement. The shares contain price protection provisions and beneficial ownership limitation provisions upon conversion as defined in the certificates of designation. Approximately $3.0 million of the proceeds of the offering was used to make two loans to Theralink for investment into sales and marketing efforts and general working capital purposes as the companies continue to take formal steps together in advancing their merger previously announced on May 23, 2023. As of December 31, 2023 dividends of approximately $130,000 have been declared and accrued on the Series A-1 Convertible Preferred Stock.

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

On December 20, 2023, the Company entered into a letter agreement with several institutional and accredited investors providing for the sale of an additional aggregate $250,000 of convertible preferred stock (the “Private Placement”) with offering expenses of approximately $25,000. Pursuant to the letter agreement, the Company exchanged its Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred stock for a corresponding number of shares of the Company’s newly-created Series B-1 Convertible Preferred Stock and the Company’s newly-created Series B-2 Convertible Preferred Stock, respectively. Shares of the Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock are convertible into shares of common stock of the Company at a conversion price of $1.84 per share, which is above the most recent closing price of the Company’s common stock and represents a reduction in the conversion price from the Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock. Therefore, the Series B-1 and B-2 preferred stock is convertible into 1,437,500 and 1,035,326 common shares, respectively. In addition, the exercise price of the Warrants was reduced to $1.84 pursuant to the letter agreement. The reduction in the conversion price and the exercise price was made in consideration of the additional purchase amount, therefore there was no accounting effect of this exchange. It is expected that the proceeds of the Private Placement will be used for general working capital and general corporate purposes.

All terms other than the conversion price are the same as the Series A-1 and A-2.

In 2024, the Series B-1 and B-2 preferred shares were exchanged for Series C shares (See Note 14).

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

In January 2023, the Company issued 2,725 common shares for cash of $16,650 under its At The Market (ATM) offering.

On December 27, 2023, issued an aggregate of 10,000 common shares for the Board members valued at $4.29 per share or $42,900 based on the quoted trading price on the grant date which was May 2023.

Warrants

In August 2022, the Company issued 344,298 warrants in conjunction with the common stock offering discussed above.

In July 2023, the Company issued 2,075,702 warrants in conjunction with the preferred stock offering discussed above.

	Number of Warrants	Weighted Average Exercise Price Per Share

December 31, 2021	54,284	$150.00
Granted	344,298	28.50
December 31, 2022	398,582	45.05
Granted	2,075,702	1.84
December 31, 2023	2,474,284	$8.80

Note 11 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 100% up to 3% and 50% of the next 2% of total compensation for those employees making salary deferrals. The Company made contributions of $39,192 and $134,534 during 2023 and 2022, respectively. The Company terminated the matching contributions during 2023.

Note 12 – Income Taxes

For the year ended December 31, 2023, and December 31, 2022, no income tax expense or benefit was recorded related to income taxes due to the Company’s overall operating results and the change in the valuation allowance. The components of income tax expense (benefit) for the year ended December 31, 2023, and December 31, 2022, are as follows:

	December 31, 2023	December 31, 2022
Current income tax expense (refund) – federal	$-	$-
Current income tax expense (refund) – state	-	-
Total current income tax expense (refund)	-	-

Deferred income tax expense (benefit) – federal	-	-
Deferred income tax expense (benefit) – state	-	-
Total deferred income tax expense (benefit)	-	-

Total provision for income taxes	$-	$-

The tax effects of temporary differences which give rise to the significant portions of deferred tax assets or liabilities at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Reserves & allowances	$108,584	$20,738
Charitable contribution carry-forward	2,895	3,000
Net operating loss carry-forward – federal	9,524,275	7,778,105
Net operating loss carry-forward – state	2,194,071	2,294,317
Amortization	2,014,677	2,029,833
Non-qualified stock options	430,577	459,093
Total deferred tax assets	$14,275,079	$12,585,086

Deferred tax liabilities:
Depreciation	$(2,813)	$(2,914)
Amortization	-	-
Total deferred tax liabilities	$(2,813)	$(2,914)

Less valuation allowance	(14,272,266)	(12,582,172)
Total net deferred tax assets	$-	$-

The Company has federal net operating loss carry-forward of approximately $45.3 million and state net operating losses of approximately $46.6 million as of December 31, 2023. There is no expiration of the federal loss carry-forwards as all federal net operating loss carry-forwards were generated after December 31, 2017. The state operating loss carry-forwards are subject to expiration beginning on December 31, 2031. Net deferred tax assets are mainly comprised of temporary differences between financial statement carrying amount and tax basis of assets and liabilities.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2023 and 2022, a full valuation allowance was required.

In addition, the Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits as December 31, 2023. The Company’s federal and state income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and the Company’s federal and state income tax returns for 2020 through 2023 remain open to examination.

The reconciliation of the income tax (benefit) to the U.S. federal statutory income tax rate is as follows:

	December 31, 2023	December 31, 2022
Federal statutory income tax	21.00%	21.00%
Permanent differences	0.00%	(0.01)%
Change in Tax Credits	0.00%	0.00%
Change in Tax Rate	0.00%	0.00%
Change in valuation allowance	(23.23)%	(25.20)%
State income taxes, net of federal benefit	3.72%	4.61%
Prior year adjustments	(1.49)%	(0.40%
Total	0.00%	0.00%

Note 13 – Commitments and Contingencies

The Company accrues a liability and charges operations for the estimated costs of contingent liabilities, including adjudication or settlement of various asserted and unasserted claims existing as of the consolidated balance sheet date, when it is probable that a loss has been incurred and the loss (or range of probable loss) is estimable.

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

On October 21, 2021, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $2,716,056.33. This amount represents a statistical extrapolation of $6,791.33 of charges from a sample of 38 claims for the periods July 2017 to November 2020 for Progressive Health & Rehabilitation, Ltd (“Progressive Health”). The Company entered into a management agreement with Progressive Health in April 2019 and therefore liable for only a portion of the sampled claims. There were a total of 38 claims reviewed, 25 of these claims were from the period prior to the management agreement with the Company and the remaining 13 claims were related to the period that Progressive Health was managed by the Company. In December 2021, the Company received a request for payment from CMS in the amount of $2,709,265. The Company has begun its own internal audit process and has initiated the appropriate appeals. The Company submitted a redetermination request in March 2022, which was denied. The Company submitted a reconsideration request February 27, 2023. On July 5, 2023, the Company received a reconsideration decision from the second appeal. The Qualified Independent Contractor provided a “partially favorable” decision that medical necessity supported 15 of 38 appealed claims. The Company filed a timely appeal and a hearing with an Administrative Law Judge was conducted November 29, 2023. The ALJ decision received on February 7, 2024, failed to address appeal and partially favorable decision impact on the extrapolated charges. The Company timely filed an appeal to Medicare Appeals Council on April 5, 2024.

On May 17, 2022, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $492,086.22 related to Advantage Therapy. This amount represents a statistical extrapolation of charges from a sample, the actual amount found to be overpaid was $10,420.22. On May 27, 2022 the Company received a request for payment from CMS in the amount of $481,666.00. The Company has begun its own internal audit process and has initiated the appropriate appeals. Prior to this May 2022 notification, CMS had implemented a pre-payment audit for Advantage Therapy. As of June 30, 2023, this audit had resulted in a recoupment balance of approximately $0.1 million of Medicare accounts receivable. The Company submitted a reconsideration request in May 2023. On August 4, 2023, the Company received a reconsideration decision from the second appeal. The Qualified Independent Contractor provided a “partially favorable” decision supporting 31 of 65 appealed claims. The Company filed a timely appeal and conducted a hearing with an Administrative Law Judge February 20, 2024, and awaits the response from the hearing. As of December 31, 2023, this audit had resulted in a balance of approximately $138,000 of Medicare accounts receivable which has been fully reserved.

On December 9, 2022, the Company received a suspension of payment notification from Covent Bridge Group, a Center for Medicare & Medicaid Services contractor, for IMAC Regeneration Center of Kentucky. On December 22, 2022, the Company responded to the payment suspension with a Rebuttal of Notice. The suspension of payment will remain in effect until the Rebuttal of Notice is answered. The Company provided medical records for 10 beneficiaries. Neither CMS nor Covent Bridge have responded to the Company regarding the records, although they initiated the Kepro audit noted in the following paragraph. As of December 31, 2023, the payment suspension resulted in a recoupment balance of approximately $90,000 of Medicare accounts receivable which has been fully reserved.

On October 2, 2023, the Company received notice from Kepro, “Initial Sanction Notice of Failure in a Substantial Number of Cases”. Kepro has recommended a Corrective Action Plan (CAP). (i) Perform a root cause analysis (RCA) and describe the underlying cause of the failure. Submit a copy of the RCA performed. (ii) Identify goals (desired outcomes) of the CAP. These goals must be measurable-containing a numerator and denominator-attainable, and meaningful. (iii) Explain how the process(es) will be created or modified to correct the underlying root cause. (iv) Explain how the process(es) will be implemented, including time frames for implementation. (v) Explain how the implemented process(es) and outcomes will be monitored and reported. (vi) Identify the person who will be responsible for monitoring the CAP’s specified time frame. The Company intends on complying with the recommendations of the CAP. In addition, after further review, the Company will appeal the recommendation and outcomes of the audit by Kepro. A meeting with Kepro was conducted on November 20, 2023 to review findings, CAP, and appeal of findings. The meeting resulted in a CAP and communication to medical providers regarding the audit. There was no financial recoupment request.

Other smaller denials the Company is appealing aggregate approximately $25,000 as of December 31, 2023.

At this stage of the appeals process, based on the information currently available to the Company, the Company is unable to predict the timing and ultimate outcomes of these matters and therefore is unable to estimate the range of possible loss. Any potential loss may be classified as errors and omissions for which insurance coverage was in place during a majority of the years being evaluated.

As of December 31, 2023, the Company has not recorded a provision for any of these claims, as management does not believe that an estimate of a possible loss or range of loss can reasonably be made at this time.

Note 14 – Subsequent Events

On April 10, 2024, we entered into a series of transactions including the exchange of the Company’s outstanding Series B-1 Convertible Preferred Stock, par value $0.001 per share (the “Series B-1 Preferred Stock”) and Series B-2 Convertible Preferred Stock, par value $0.001 per share (the “Series B-2 Preferred Stock” and, collectively with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), for new preferred stock, the exchange of the Company’s outstanding warrants (the “Existing Warrants”) for new warrants, and the sale of new preferred stock and warrants. All such transactions were consummated on April 11, 2024.

Exchange

On April 11, 2024, the Company entered into an exchange agreement (each, an “Exchange Agreement”) with holders of Series B Preferred Stock, pursuant to which the holders would exchange (i) 4,550 shares of Series B Preferred Stock, with a conversion price of $1.84, for 4,750 shares of Series C-1 Convertible Preferred Stock, par value $0.001 per share, of the Company (the “Series C-1 Preferred Stock”), with a conversion price of $2.561 and (ii) their Existing Warrants, with an exercise price of $1.84, for new warrants, with an exercise price of $2.561, (the “Exchange Warrants” and, together with the Series C-1 Convertible Preferred Stock, the “Exchange Securities”), on a one-for-one basis. Such exchanges were made without any additional consideration having been paid by the Holders. All of the outstanding shares of Series B Preferred Stock and all outstanding Existing Warrants were terminated upon the exchange. If at the time of exercise of the Exchange Warrants, there is no effective registration statement registering the shares of the Common Stock underlying the Exchange Warrants, such Exchange Warrants may be exercised on a cashless basis pursuant to their terms.

PIPE Financing

On April 10, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell, and the Investors agreed to purchase, 1,276 shares of Series C-2 convertible preferred stock (the “Series C-2 Preferred Stock” and, together with the Series C-1 Preferred Stock, the “Series C Preferred Stock”), at a price of $1,000 per share or an aggregate $1,276,000, and 498,243 warrants , with an exercise price of $2.561 (the “PIPE Warrants” and, together with the Exchange Warrants, the “Warrants”), to purchase our common stock for aggregate cash proceeds (after giving effect to the Settlement and Release payment of $376,000 (as discussed below) of $900,000. If at the time of exercise of the PIPE Warrants, there is no effective registration statement registering the shares of the Common Stock underlying the PIPE Warrants, such PIPE Warrants may be exercised on a cashless basis pursuant to their terms.

Rights and Preferences of Series C Preferred Stock

The rights and preferences of the Series C-1 Preferred Stock and the Series C-2 Convertible Stock are identical in all material respects; however, the Series C-1 Convertible Preferred Stock was issued in exchange for Series B Preferred Stock without the payment of any additional consideration and, for the purpose of Rule 144 of the Securities Act of 1933, as amended, ownership of the Series C-1 Preferred Stock shall tack back to December 20, 2024.

Authorized; Stated Value. The Company authorized 4,750 shares of Series C-1 Preferred Stock and 5,376 shares of Series C-2 Preferred Stock. Each share of Series C Preferred Stock has a stated value of $1,000 (subject to increase upon any capitalization of dividends – See “Dividends” below).

Ranking. The Series C Preferred Stock, with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks senior to all capital stock of the Company unless the Required Holders (as defined in the Securities Purchase Agreement) consent to the creation of other capital stock of the Company that is senior or equal in rank to the Series C Preferred Stock.

Liquidation Preference. In the event of a Liquidation Event, as defined in the certificates of designations for the Series C-1 Preferred Stock and the Series C-2 Preferred Stock, the holders thereof shall be entitled to receive payment in an amount per share equal to the greater of (A) 110% of the sum of the stated value of the share plus any amount owed to the holder by the Company in connection with the share, including all declared and unpaid dividends thereon, on the date of such payment and (B) the amount per share such holders would receive if such shares had been converted into Common Stock immediately prior to the date of such payment; provided, however that if the funds available for such payment to the holders of Series C-1 Preferred Stock, the Series C-2 Preferred Stock, and any other capital stock of the Company ranking on par with them for liquidation purposes are insufficient, all such holders shall be paid proportionally to their holdings out of available funds.

Dividends. Dividends on the Series C Preferred Stock equal to 10% per annum (subject to adjustment) will begin to accrue upon issuance and, subject to the satisfaction of certain customary equity conditions, will be payable in shares of Common Stock, provided, however, that the Company may elect to capitalize dividends in lieu of issuing shares of Common Stock by increasing the stated value of each applicable share of Series C Preferred Stock. If the Company fails to properly satisfy such equity conditions, such dividends will be capitalized for each holder of Series C Preferred Stock (unless such holder waives such failure in order to receive shares of Common Stock as payment for such dividend). Notwithstanding the foregoing, unless the Company obtains the Stockholder Approval (see “Stockholder Approval” below), all dividends shall be capitalized dividends.

Conversion Rights

Conversion at Option of Holder. Each holder of Series C Preferred Stock may convert all, or any part, of their outstanding Series C Preferred Stock, at any time at such holder’s option, into shares of Common Stock (which converted shares of Common Stock are referred to as “Conversion Shares” herein) based on the fixed “Conversion Price” of $2.561.

Adjustments to Conversion Price. The Conversion Price is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. Although the Series C Preferred Stock does not initially have antidilution protection for issuances below the conversion price then in effect in subsequent placements, if the Company obtains the Stockholder Approval (see “Stockholder Approval” below), thereafter the Series C Preferred Stock shall have full ratchet antidilution protection. Subject to the rules and regulations of the Principal Market, the Company may, at any time, with the written consent of the Required Holders, lower the fixed conversion price to any amount and for any period of time deemed appropriate by the Company’s board of directors.

Mandatory Conversion. If the closing price of the Common Stock on the principal trading market, if any, in which the shares of Common Stock then trade (the “Principal Market”), equals at least 300% of the Conversion Price for twenty (20 consecutive trading days and no Equity Conditions Failure exists, the Company may require each holder of Series C Preferred Stock, on a pro rata basis among all such holders, to convert all, or any number, of the shares of Series C Preferred Stock based on the then-current Conversion Price.

Alternate Conversion Upon a Triggering Event. Solely if the Company has obtained the Stockholder Approval (see “Stockholder Approval” below), following the occurrence and during the continuance of a Triggering Event (as defined in the Series C Certificates of Designations), each holder may alternatively elect to convert the Series C Preferred Stock at the “Alternate Conversion Price” equal to the lesser of (A) the Conversion Price, and (B) the greater of (x) the floor price of $0.5122, and (y) 80% of the volume weighted average price of the Common Stock during the 5 consecutive trading days immediately prior to such conversion.

Company Redemption. At any time the Company shall have the right to redeem in cash all, but not less than all, the shares of Series C Preferred Stock then outstanding at the greater of (x) 110% of the amount of shares being redeemed, and (y) the equity value of the Common Stock underlying the Series C Preferred Stock. The equity value of the Common Stock underlying the Series C Preferred Stock is calculated using the greatest closing sale price of the Common Stock on any trading day immediately preceding the date the Company notifies the holders of its election to redeem and the date the Company makes the entire payment required.

Voting Rights. The holders of the Series C Preferred Stock have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Common Stock, except as provided in the Series C Certificates of Designations (or as otherwise required by applicable law).

Stockholder Approval

The Company has agreed to seek the approval of the Company’s stockholders to the issuance of all of the securities issuable pursuant to the Series C Preferred Stock and the Warrants in compliance with the rules and regulations of the Nasdaq Capital Market (the “Stockholder Approval”), which, if obtained, would permit the issuance of more than 20% of the outstanding capital stock of the Company at a price less than $0.561, by no later than July 31, 2024. If the Company fails to obtain the Stockholder Approval, the Company has agreed to cause an additional meeting to be held to seek Stockholder Approval on or prior to October 31, 2024 and, if not obtained, semi-annually thereafter.

Settlement and Release Agreements

In connection with the exchange and PIPE financing transactions, each holder of Series B-1 Preferred Stock entered into a Settlement and Release Agreement with the Company, pursuant to which the Company agreed to pay to each such holder a cash amount equal to the damages claimed to have been suffered by such holder upon the attempted conversion and then unwinding of such conversion of shares of such holders Series B-1 Preferred Stock, in exchanged for a release by the holder in favor of the Company of all claims related to such unwinding. All amounts paid pursuant to the Settlement and Release Agreements were reinvested, in full, into the Company pursuant to the Securities Purchase Agreement.

Registration Rights

In connection with the exchange and PIPE financing transactions, the Investors received registration rights customary for such transactions.

Loan to Theralink

On April 11, 2024, the Company entered into a credit agreement (the “Theralink Credit Agreement”) with Theralink Technologies, Inc. (“Theralink”), pursuant to which Theralink may borrow from the Company up to $1,000,000 (the “Term Loans”), with an initial borrowing of $350,000 made on April 12, 2024. The Term Loans have a maturity date of October 12, 2024 and bear interest at 9% per annum for interest to be paid in cash and 11% per annum for any portion of the accrued interest that is paid in kind, which “PIK Interest” will be added to the then-outstanding principal amount of the Term Loans. The Term Loans are secured by a first priority interest, subject to permitted liens in accordance with the Theralink Credit Agreement, in the assets of Theralink and its subsidiaries pursuant to a Security and Pledge Agreement dated April 12, 2024 made by Theralink and each of its subsidiaries party thereto as Grantors, in favor of the Company (the “Security and Pledge Agreement”).

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2023, due to material weaknesses discussed below.

(2)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because our internal controls over financial report were not effective as of December 31, 2023, our disclosure controls and procedures as defined in Rule 12a-15E and 15d-15E under the Exchange Act were not effective as of December 31, 2023 and 2022.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position

Jeffrey S. Ervin	46	Chief Executive Officer and Director

Matthew C. Wallis, DC	50	Director

Sheri F. Gardzina, CPA	55	Chief Financial Officer

Maurice E. Evans	44	Director

Michael D. Pruitt	63	Director

Cary W. Sucoff	71	Director

Jeffrey S. Ervin co-founded our company in March 2015 and serves as our Chief Executive Officer and served as a member of our Board of Directors. Mr. Ervin resigned from the Board of Directors in March 2024. Mr. Ervin earned his M.B.A. from Vanderbilt University and has a history of working within strategic finance roles in the healthcare and high tech industries. Following his M.B.A., Mr. Ervin was the Senior Financial Analyst and Vice President of Finance for the Baptist Hospital System of Nashville from 2006 to September 2011, responsible for sourcing and managing direct investments to satisfy pension obligations. After these five years, Mr. Ervin joined Medicare.com parent Medx Publishing in October 2011 as the senior financial officer tasked with building administrative functions to satisfy rapid growth in the CMS education sector. During this time through March 2015, Medicare.com earned INC. 500 recognition and he was instrumental in the acquisition of Medicaid.com which was sold to United Healthcare Group. Mr. Ervin was also responsible for the disposition and ultimate sale of Medicare.com to eHealth Insurance. Since February 2024, Mr. Ervin serves as an independent director for Cingulate, Inc. (CING), a biopharmaceutical company.

As our Chief Executive Officer and Chairman, Mr. Ervin led the Board and currently manages our company. Mr. Ervin brings extensive healthcare services industry knowledge and a deep background in growing early-stage companies, mergers and acquisitions and capital market activities. His service as the Chief Executive Officer and a director created a critical link between management and our Board of Directors.

Matthew C. Wallis, DC co-founded our company in March 2015 and served as our President/Chief Operating Officer and is currently a member of our Board of Directors. Dr. Wallis resigned as President and Chief Operating Officer in November 2023. Dr. Wallis established the first Integrated Medicine and Chiropractic (IMAC) Regeneration Center in August 2000 and has led the Paducah, Kentucky center since then. Prior to establishing the first IMAC medical clinic, Dr. Wallis practiced as a licensed chiropractor in Kentucky. As our Chief Operating Officer, Dr. Wallis, has implemented consistent operating efficiencies for our sales, marketing and serviced delivery operations. Dr. Wallis received a Doctor of Chiropractic (DC) degree from Life University.

Dr. Wallis’ 23 years of experience in the healthcare services industry, day-to-day operational leadership of our initial Paducah, Kentucky medical clinic and in-depth knowledge of our company’s rehabilitative services make him well qualified as a member of the Board.

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

Ben S. Lerner, DC joined our company in February 2022 and served as our Chief Operating Officer. Prior to joining IMAC, Dr. Lerner was founder of UIG in February, 2017, and Maximized Living, a national chiropractic consulting, franchising, and lifestyle brand organization until its sale in January, 2017. As CEO, he managed five interconnected companies, consulted for thousands of doctors and chiropractic students, opened more than 100 franchises, created 500 licensees, and built and sustained a large supplement and spinal rehab equipment manufacturing business. Dr. Lerner, holds a Doctor of Chiropractic from Life University. Dr. Lerner left the company in February 2023 to pursue other opportunities.

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

Cary W. Sucoff joined our Board of Directors in October 2020. Mr. Sucoff has more than 30 years of securities industry experience encompassing supervisory, banking and sales responsibilities. He has participated in the financing of more than 100 public and private companies. Since 2011, Mr. Sucoff has owned and operated Equity Source Partners LLC, an advisory and consulting firm. Mr. Sucoff currently serves on the board of directors of ContraFect Corporation, Legacy Education Alliance Inc., First Wave Technologies, Inc. and Galimedix Pharmaceuticals Inc. In addition, Mr. Sucoff currently serves as a consultant to Sapience Therapeutics. Mr. Sucoff is the past President of New England Law|Boston, has been a member of its Board of Trustees for over 25 years and is the current Chairman of its Endowment Committee. Mr. Sucoff received a B.A. degree from the State University of New York at Binghamton and a J.D. from New England School of Law, where he was managing editor of the Law Review and graduated magna cum laude. He has been a member of the Bar of the State of New York since 1978. Mr. Sucoff demonstrates knowledge of our company’s business due to his many years of experience as an investor, consultant and board member with a range of companies in the healthcare industry, making his input invaluable to the board’s discussion of our growth and expansion strategy. He also brings experience in corporate controls and governance as a lawyer.

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

Communications with our Board of Directors

Any stockholder may send correspondence to our Board of Directors, c/o IMAC Holdings, Inc., 3401 Mallory Lane, Suite 100, Franklin, Tennessee 37067 and our telephone number is (844) 266-IMAC (4622). Our management will review all correspondence addressed to our Board of Directors, or any individual director, and forward all such communications to our Board of Directors or the appropriate director prior to the next regularly scheduled meeting of our Board of Directors following the receipt of the communication, unless the corporate secretary decides the communication is more suitably directed to Company management and forwards the communication to Company management. Our management will summarize all stockholder correspondence directed to our Board of Directors that is not forwarded to our Board of Directors and will make such correspondence available to our Board of Directors for its review at the request of any member of our Board of Directors.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers or their respective associates or affiliates is currently indebted to us.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our equity securities to file reports of ownership and changes in ownership of our securities (Forms 3, 4 and 5) with the SEC. To the best of our knowledge, based solely on a review of the Section 16(a) reports and written statements from executive officers and directors, for the years ended December 31, 2023 and 2022, all required reports of executive officers, directors and holders of more than 10% of our equity securities were filed on time, except for any such reports which may have been filed late due to administrative delays.

Family Relationships

There are no family relationships among our directors and executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended December 31, 2023 and 2022, and (ii) our two other most highly compensated executive officers who received compensation during the years ended December 31, 2023 and 2022 of at least $100,000 and who were executive officers on December 31, 2023 and 2022. We refer to these persons as our “named executive officers” in this prospectus. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period:

Name and Position	Years	Salary	Bonus	Stock Awards	Option Awards	Non- equity Incentive Plan Comp	Non- qualified Deferred Comp	All Other Comp	Total
Jeffrey S. Ervin,	2023	$200,000	$12,500	$-	$-	$-	$-	$-	$212,500
Chief Executive Officer	2022	371,492	-	-	-	-	-	-	371,492

Matthew C. Wallis, DC,	2023	167,115	-	-	-	-	-	-	167,115
Former President	2022	300,000	-	-	-	-	-	-	300,000

Sheri Gardzina,	2023	203,846	6,250	-	-	-	-	-	210,096
Chief Financial Officer	2022	251,300	-	-	-	-	-	-	251,300

Employment Agreements

We entered into employment agreements effective March 1, 2019 with each of Jeffrey Ervin and Matthew Wallis. The employment agreements with Messrs. Ervin and Wallis were extended for a term expiring on February 28, 2023. Mr. Ervin is currently employed on an at-will basis. Mr. Wallis resigned from the Company in November 2023.

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

Grants of Plan-Based Awards

As of December 31, 2023, the Company had outstanding stock options to purchase 9,139 shares of its common stock which were granted as non-qualified stock options to various employees of the Company. These options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months, are exercisable for a period of ten years, and enable the holders to purchase shares of the Company’s common stock at the exercise price of award. The per-share fair values of these options are range from $35.70 to $121.20 based on Black-Scholes-Merton pricing model.

On October 20, 2020, the Company granted an aggregate of 10,000 RSUs to Board members with these RSUs vesting in eight equal quarterly installments commencing on February 1, 2021, provided the Board members remain directors of the Company. Effective October 2021, the vesting schedule was amended to a one-year vesting period. As of March 31, 2022, all these granted RSUs were vested and issued to the Board members.

On January 30, 2021, the Company granted an aggregate of 567 RSUs to non-executive staff and contractors with these RSUs vesting after one year. As of March 31, 2022, all these granted RSUs were vested and issued.

On October 27, 2021 the Company granted 333 RSUs to a consultant that vested immediately.

On February 21, 2022, the Company granted 3,333 RSUs to an executive that vested immediately.

On September 22, 2022, the Company granted an aggregate of 10,000 RSUs to Board members with immediate vesting.

On October 1, 2022, the Company reserved an aggregate of 17,067 Restricted Stock Units (“RSUs”) to certain employees and executives with a one-year vesting period.

Outstanding Equity Awards at December 31, 2023

No stock options were granted to any of our named executive officers during the year ended December 31, 2023. A total of 14,667 RSUs were reserved for named executive officers during the year. Mr. Ervin and Ms. Gardzina were awarded 5,000 and 1,250 restricted stock units and 5,000 and 1,250 stock options, respectively, during the year ended December 31, 2019.

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2023, including the value of the stock awards.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)
Jeffrey Ervin	5/21/2019	0	0	(1)	$0	-	0	(1)	$0
Sheri Gardzina	5/21/2019	1,250	0	(1)	$121.20	5/21/2029	0	(1)	$0

(1)	Four-year vesting with four equal annual installments

2018 Incentive Compensation Plan

Under our 2018 Incentive Compensation Plan (the “Plan”), adopted by our board of directors and holders of a majority of our outstanding shares of common stock in May 2018, 2,000,000 shares of common stock (subject to certain adjustments) are reserved for issuance upon exercise of stock options and grants of other equity awards. The Plan is designed to serve as an incentive for attracting and retaining qualified and motivated employees, officers, directors, consultants and other persons who provide services to us. The compensation committee of our board of directors administers and interprets the Plan and is authorized to grant stock options and other equity awards thereunder to all eligible employees of our company, including non-employee consultants to our company and directors.

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

Equity Compensation Plan Summary

The following table provides information as of December 31, 2023, relating to our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Equity Grants	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plan approved by security holders (1)	1,312	$118.33	1,952,704
Equity compensation plans not approved by security holders	-	$-	-
Total	1,312	$118.33	1,952,704

(1)	Consists solely of the 2018 Incentive Compensation Plan.

Director Compensation

We compensate each non-employee director through annual stock option grants and by paying a cash fee for each board of directors and committee meeting attended. Our directors, Messrs. Evans, Pruitt, and Sucoff, were paid $11,250 each per quarter The directors were also awarded 100,000 restricted stock units each. In 2023 and 2022, the Company awarded 100,000 RSUs to each director with immediate vesting.

Non-Employee Director Compensation Table

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities by the non-employee members of our Board of Directors for the fiscal year ended December 31, 2023.

Name	Fees Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Comp ($)	Total ($)
Maurice E. Evans	$45,000	$14,300	-	-	-	-	$59,300
Michael D. Pruitt	$45,000	$14,300	-	-	-	-	$59,300
Cary W. Sucoff	$45,000	$14,300	-	-	-	-	$59,300

(1)	Represents full fair value at grant date of RSUs granted to our directors, computed in accordance with FASB ASC Topic 718.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 12, 2024 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o IMAC Holdings, Inc., 3401 Mallory Lane, Franklin, Tennessee 37067.

Percentage of beneficial ownership in the table below is calculated based on 1,148,321 shares of common stock outstanding as of April 12, 2024. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of April 12, 2024. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned

Jeffrey S. Ervin	12,380	* %
Matthew C. Wallis	58,390	4.12%
Sheri Gardzina	944	*
Michael Pruitt	8,808	*
Maurice Evans	14,737	1.04%
Cary Sucoff	10,000	*
All directors and executive officers as a group (7 persons)	105,259	7.42%

*	Less than 1% of outstanding shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Effective October 2022, the Company signed an agreement for The Molo Agency to provide marketing services including project management and reporting, content management and social media management. The MOLO Agency is owned by Maurice Evans, an independent Board Member of the Company. The Company paid $0 and $27,000 to The MOLO Agency for services provided in 2023 and 2022, respectively.

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

On December 28, 2023, Cherry Bekaert LLP resigned as the independent registered public accounting firm of the Company. Neither the Company’s board of directors nor the audit committee of the Company’s board of directors took part in Cherry Bekaert’s decision to resign.

The report of Cherry Bekaert regarding the Company’s financial statements for the fiscal year ended December 31, 2022 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2022 , and subsequent interim periods through the date of Cherry Bekaert’s resignation, there were no disagreements with Cherry Bekaert on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Cherry Bekaert, would have caused it to make reference to such disagreement in its reports.

The audit committee of the Board of the Company conducted a search to determine the Company’s independent registered public accounting firm following the resignation of Cherry Bekaert LLP. On February 8, 2024, the Committee approved the appointment of Salberg & Company, P.A. as the Company’s independent registered public accounting firm, subject to satisfactory completion of standard engagement acceptance procedures, which were subsequently completed.

During the Company’s two most recent fiscal years and the subsequent interim period preceding Salberg’s engagement, neither the Company nor anyone acting on its behalf consulted Salberg regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and Salberg did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) on accounting principles or practices, financial statement disclosure or auditing scope or procedures or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

The following table sets forth the aggregate accounting fees paid by us for the year ended December 31, 2023 and the year ended December 31, 2022. The below audit fees were paid to the firm Salberg & Company, PA for the year ended December 31, 2023 and Cherry Bekaert, LLP for the year ended December 31, 2022. All non-audit related services in the table were pre-approved and/or ratified by the Audit Committee of our Board of Directors.

	Salberg & Company, PA	Cherry Bekaert, LLP	Cherry Bekaert, LLP
	Year Ended	Year Ended	Year Ended
Type of Fees	December 31, 2023	December 31, 2023	December 31, 2022
Audit fees	$60,000	$165,000	$217,000
Audit related fees	-	74,000	45,240

Total	$60,000	$239,000	$262,240

Types of Fees Explanation

Audit Fees. Audit fees were incurred for accounting services rendered for the audit of our consolidated financial statements for the years ended December 31, 2023 and 2022 and reviews of quarterly consolidated financial statements.

Audit Related Fees. We incurred fees in connection with accounting reviews for S-4 filings and agreed-upon procedures.

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

The audit committee has considered the services provided by Salberg & Company, PA and Cherry Bekaert LLP as disclosed above in the captions “audit fees” and has concluded that such services are compatible with the independence of Salberg & Company, PA and Cherry Bekaert LLP as our principal accountants for the year ended December 31, 2023 and December 31, 2022, respectively.

Our Board has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1

Agreement and Plan of Merger by IMAC Holdings, Inc. and Theralink Technologies, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2023 and incorporated herein by reference).

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

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023 and incorporated herein by reference).

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2023 and incorporated herein by reference).

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2023 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.2	Form of Common Stock Warrant certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.3	Form of Warrant Agency Agreement between IMAC Holdings, Inc. and Equity Stock Transfer, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.4	Form of Underwriters’ Unit Purchase Option (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 8, 2019 and incorporated herein by reference).

4.5	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2020 and incorporated herein by reference).

4.6	Description of Registered Direct Offering, Series 1 Warrants and Series 2 Warrants filed with the SEC on August 15, 2022.

10.1†	2018 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.2	Form of Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.4	Management Services Agreement between IMAC Holdings, LLC and Integrated Medicine and Chiropractic Regeneration Center PSC (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.7	Commercial Line of Credit Agreement, dated May 1, 2018, between Integrated Medicine and Chiropractic Regeneration Center of St. Louis, LLC and Independence Bank of Kentucky (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.11	Addendum to Merger Agreement with Clinic Management Associates, LLC (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018 and incorporated herein by reference).

10.12	Addendum to Unit Purchase Agreement among IMAC Holdings, Inc., IMAC of St. Louis, LLC and certain unitholders of IMAC of St. Louis LLC (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018 and incorporated herein by reference).

10.13†	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Jeffrey S. Ervin (filed as Exhibit 10.13 to the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2019 and incorporated herein by reference).

10.14†	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Matthew C. Wallis (filed as Exhibit 10.14 to the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2019 and incorporated herein by reference).

10.15†	Employment Agreement, dated as of April 19, 2019, between IMAC Holdings, Inc. and Jason Hui (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2019 and incorporated herein by reference).

10.17	Lease, dated as of March 1, 2019, by and between Advantage Therapy, LLC and Sagamore Hill Development Company, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019 and incorporated herein by reference).

10.20	Amended and Restated Term Note, dated as of September 19, 2019, made by Progressive Health and Rehabilitation, LTD in favor of PNC Bank, National Association (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019 and incorporated herein by reference).

10.21	Form of 10% Promissory Note issued by IMAC Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2020 and incorporated herein by reference).

10.22	Employment Agreement, dated as of February 4, 2022 and commencing February 21, 2022, between IMAC Holdings, Inc. and Dr. Ben Lerner. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2022 and incorporated herein by reference).

21.1*	List of subsidiaries.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	IMAC Holdings, Inc. Dodd-Frank Clawback Policy

†	Compensatory plan or agreement.

*	Filed herewith

+	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of IMAC Holdings, Inc. under the Securities and Exchange Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, whether made before or after the date of this 10-K, irrespective of any general incorporation language contained in such filings.

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

IMAC HOLDINGS, INC.

Dated: April 16, 2024	By:	/s/ Jeffrey S. Ervin
	Name:	Jeffrey S. Ervin
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jeffrey S. Ervin	Director and Chief Executive Officer	April 16, 2024
Jeffrey S. Ervin	(Principal Executive Officer)

/s/ Sheri Gardzina	Chief Financial Officer	April 16, 2024
Sheri Gardzina	(Principal Financial and Accounting Officer)

/s/ Matthew C. Wallis	Director	April 16, 2024
Matthew C. Wallis

/s/ Maurice E. Evans	Director	April 16, 2024
Maurice E. Evans

/s/ Michael D. Pruitt	Director	April 16, 2024
Michael D. Pruitt

/s/ Cary W. Sucoff	Director	April 16, 2024
Cary W. Sucoff

