Form 10-K/A
period 2023-12-31
IMAC Holdings, Inc.
filed 2024-05-02
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “Original Filing”) by IMAC Holdings, Inc. (the “Company”) is being filed to amend and restate the Original Filing in its entirety. Amendments were made to Part I, Item 1 and Item 1A, Part II, Item 7 and Item 8, Part III, Item 10, Item 11, Item 12 and Item 13, and Part IV, Item 15. Changes were not made to the remaining sections, but all other sections are contained in this Amendment for convenience.

IMAC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2023

i

PART I

Cautionary Statement Regarding Forward-Looking Statements

Portions of this Annual Report on Form 10-K (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as other portions of this Annual Report on Form 10-K. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. These include, but are not limited to, statements relating to the following:

●	projected operating or financial results, including anticipated cash flows used in operations;
●	expectations regarding capital expenditures, research and development expenses and other payments;
●	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing; and
●	our beliefs, assumptions and expectations about the regulatory approval for our technology including, but not limited to our ability to obtain regulatory approval in a timely manner or at all.
●	our ability to continue as a going concern;
●	our ability to employ skilled and qualified workers;
●	the fact that we have incurred significant losses since inception, expect to incur net losses for at least the next several years and may never achieve or sustain profitability;
●	the loss of key management personnel upon whom we depend;
●	our ability to fund our operations;
●	our ability to navigate the regulatory approval process in the U.S. and other countries, and our success in obtaining required regulatory approvals on a timely basis;
●	commercial development of technologies that compete with our technology;
●	the actual and perceived effectiveness of our technology, and how the technology compares to competitive technologies;
●	the rate and degree of market acceptance and clinical utility of our technology;
●	the strength of our intellectual property protection, and our success in avoiding infringement of the intellectual property rights of others;
●	regulations affecting the health care industry; and
●	adverse developments in our research and development activities.

Unless the context requires otherwise, references herein to “we,” “us,” “our,” “our company,” “our business” or “IMAC Holdings” are to IMAC Holdings, Inc., a Delaware corporation, and prior to the Corporate Conversion discussed herein, IMAC Holdings, LLC, a Kentucky limited liability company, and in each case, their consolidated subsidiaries.

In September 2023, we effected a 1-for-30 reverse stock split of our common stock, whereby each 30 shares of our common stock and common stock equivalents were converted into 1 share of common stock. All share and per share amounts in this Annual Report on Form 10-K have been retroactively adjusted to give effect to the reverse stock split.

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

In furtherance of the proposed business combination with Theralink, on April 12, 2024 we entered into a credit agreement, secured by the assets of Theralink and its subsidiaries, pursuant to which Theralink may borrow from the Company up to an aggregate of $1,000,000 with an initial borrowing of $350,000. While we remain committed to acquiring the business of Theralink, we continue to evaluate all options with respect to the structuring of the business combination, including the Merger and other alternatives to acquire the assets of Theralink. We cannot give any assurance that the business combination or acquisition of assets will be consummated in accordance with the previously disclosed terms, as opposed to other alternative structures. See Note 14 – Subsequent Events.

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

Government Regulation

Numerous federal, state and local regulations regulate healthcare services and those who provide them. None of the states in which we operated through 2023 require a certificate of need for the operation of our physical therapy business functions. Our healthcare professionals and/or medical clinics, however, were required to be licensed, as determined by the state in which they provide services. Failure to obtain or maintain any required certificates, approvals or licenses could have a material adverse effect on our business, financial condition and results of operations. Regulations discussed below applied to our business through 2023.

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

We believe that our operations complied with applicable standards for privacy and security of protected healthcare information. We cannot predict what negative effect, if any, HIPAA/HITECH or any applicable state law or regulation will have on our business.

Cybersecurity. We were a medical provider and complied with HIPAA and data sensitivity requirements as regulated by local and federal authorities. Our patient data is hosted, managed and secured with an approved Electronic Medical Record vendor. Cybersecurity is of paramount importance and our executive officers have implemented routine cyber breach insurance policies to protect our company from potential predatory initiatives to access patient and company data. See “Risk Factors – Our reputation and relationships with patients would be harmed if our patients’ data, particularly personally identifying data, were to be subject to a cyber-attack or otherwise by unauthorized persons.”

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

We are subject to federal and state laws prohibiting entities and individuals from knowingly and willfully making claims to Medicare, Medicaid and other governmental programs and third-party payers that contain false or fraudulent information. The federal False Claims Act encourages private individuals to file suits on behalf of the government against healthcare providers such as us. As such suits are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, the implicated healthcare providers often are unaware of the suit until the government has made its determination and the seal is lifted. Violations or alleged violations of such laws, and any related lawsuits, could result in (i) exclusion from participation in Medicare, Medicaid and other federal healthcare programs, or (ii) significant financial or criminal sanctions, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed a separate violation. In addition, many states also have enacted similar statutes, which may include criminal penalties, substantial fines, and treble damages.

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

Medical Advisory Board

We had a Medical Advisory Board comprised of all IMAC medical physicians, through October 31, 2023. The Advisory Board met annually to discuss matters relating to our therapies, range of medical treatments and strategic direction, and periodically presented its suggestions to our Board and to executive management. Members of the Advisory Board were reimbursed by us for out-of-pocket expenses incurred in serving on the Advisory Board.

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

BackSpace. In February 2023, the Company sold The BackSpace, LLC to Curis Express, LLC. This sale eliminated IMAC Holdings, Inc. retail chiropractic division. In addition, the deal included all associated real estate leases and the rights to certain future potential expansion locations.

Corporate Information and Incorporation

The first IMAC Regeneration Center was organized in August 2000 as a Kentucky professional service corporation. That center was the forerunner to our business through 2023. Matthew C. Wallis, DC and Jason Brame, DC, together with Jeffrey S. Ervin, became the founding members of IMAC Holdings, LLC, a Kentucky limited liability company organized in March 2015, to expand our management team to support our clinical expansion while meeting the requirements of state healthcare practice guidelines and ownership laws.

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

As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from, and net cash used in, operations and has a net capital deficiency, and has discontinued its operations, which raise substantial doubt about its ability to continue as a going concern. We expect to incur losses this year and may never achieve or maintain profitability. Our future success depends on our ability to attract and retain qualified personnel, and changes in management may negatively affect our business. We have a need for additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our development. We may form or seek strategic alliances in the future, and we may not realize the benefits of such alliances.

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

Global health threats have adversely affected, and may continue to adversely affect, our business.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, such as the outbreak of COVID-19. The public health crisis caused by the COVID-19 pandemic and the measures that were taken or that may be taken in the future by governments, businesses, including us, and the public at large to mitigate the spread of a virus or other infections agent have had, and we expect will continue to have, a materially negative effect on our business, financial condition, and results of operations. In addition, economic uncertainty associated with the COVID-19 pandemic resulted in volatility in the global capital and credit markets which may impair our ability to access these markets on terms commercially acceptable to us, or at all.

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

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our efforts, our ability to support our business growth and to respond to business challenges could be significantly limited, and we could be forced to halt operations. Accordingly, our business may fail, in which case you would lose the entire amount of your investment in our securities.

Our business may be limited if we do not maintain or gain required regulatory approvals, especially if our business combination with Theralink is consummated.

The business of Theralink, which we anticipate acquiring upon the consummation of a business combination with Theralink, may be subject to extensive regulation by numerous state and federal governmental authorities in the United States and potentially by foreign regulatory authorities, with regulations differing from country to country.

Obtaining regulatory approval for marketing of a technology candidate in one country does not assure we will be able to obtain regulatory approval in other countries. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

In general, the FDA and equivalent other country authorities require labeling, advertising and promotional materials to be truthful and not misleading and marketed only for the approved indications and in accordance with the provisions of the approved label. If the FDA or other regulatory authorities were to challenge our promotional materials or activities, they may bring enforcement action.

Regulatory authorities could also add new regulations or reform existing regulations at any time, which could affect our ability to obtain or maintain approval of our technology. Theralink’s business is based on a novel technology. As a result, regulatory agencies lack experience with it, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Theralink’s business outside of the United States. We are unable to predict when and whether any changes to regulatory policy affecting this business could occur, and such changes could have a material adverse impact on the business. If regulatory authorities determine that Theralink or we have not complied with regulations in the research and development of the predictive biomarkers that constitute, in large part, Theralink’s business, they may not approve the technology candidate and we would not be able to market and sell it. If we were unable to market and sell the technology candidate, our business and results of operations would be materially and adversely affected.

Consummation of our business combination with Theralink will depend on the assignment to us of certain licenses.

In order to combine our business with that of Theralink, or otherwise acquire or acquire rights to Theralink’s business, we will need Theralink’s licenses from George Mason University, the National Institutes of Health and Vanderbilt University to be assigned to us. If we are unable to obtain such assignments, the anticipated future business will be harmed and our future operating results and financial condition would be harmed.

The loss of the services of our executive officers for any reason would materially and adversely affect our business operations and prospects.

Our financial success is dependent to a significant degree upon the efforts of Jeffrey S. Ervin, our Chief Executive Officer, and Sheri F. Gardzina, our Chief Financial Officer. A voluntary or involuntary departure by Mr. Ervin and/or Mrs. Gardzina could have a materially adverse effect on our business operations if we were not able to attract a qualified replacement for him in a timely manner. We do not have a key-man life insurance policy for our benefit on the life of either Mr. Ervin or Mrs. Gardzina.

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

Our prospective revenues will be diminished if payors do not adequately cover or reimburse our services.

There has been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, private payors continually seek ways to reduce and control overall healthcare costs. An increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the coverage and reimbursement status of new applications and services. Third-party payors, including governmental payors such as Medicare and private payors, are scrutinizing new medical products and services and may not cover or may limit coverage and the level of reimbursement for our services. Third-party insurance coverage may not be available to patients for any of our existing service candidates or for tests we discover and develop, and a substantial portion of the testing for which we bill our hospital and laboratory clients may ultimately be paid by third-party payers. Likewise, any pricing pressure exerted by these third-party payers on our clients may, in turn, be exerted by our clients on us. If the government and other third-party payers do not provide adequate coverage and reimbursement for our tests, it could adversely affect our operating results, cash flow and our financial condition.

We are competing in a dynamic market with risk of technological change.

Our business is characterized by frequent technological developments and innovations, new product and service introductions, and evolving industry standards. The dynamic character of these products and services will require us to effectively use leading and new technologies, develop our expertise and reputation, enhance our current service offerings and continue to improve the effectiveness, feasibility and consistency of our services. There can be no assurance that we will be successful in responding quickly, cost-effectively and sufficiently to these and other such developments.

We are susceptible to risks relating to investigation or audit by the Centers for Medicare & Medicaid Services (“CMS”), health insurance providers and the IRS.

We may be audited by CMS or any health insurance provider that pays us for services provided to patients. Any such audit may result in reclaimed payments, which would decrease our revenue and adversely affect our financial performance. Our federal tax returns may be audited by the IRS and our state tax returns may be audited by applicable state government authorities. Any such audit may result in the challenge and disallowance of some of our deductions or an increase in our taxable income. We are currently involved in certain such ongoing audits based on our previous regenerative medicine business. No assurance can be made with regard to the deductibility of certain tax items or the position taken by us on our tax returns. Further, an audit or any litigation resulting from an audit could unexpectedly increase our expenses and adversely affect financial performance and operations.

We are subject to the possible repayment of claimed CMS overpayments, but we cannot predict the outcome.

The Company has received several notifications from Covent Bridge Group (“Covent”), a CMS contractor, throughout 2021 and 2022 that Covent has recommended to CMS that the Company was overpaid for services provided to Covent. The amounts initially claimed are statistical extrapolations, and the Company has in each instance internally audited such payments received and initiated the appropriate appeals processes. The appeals process may result in lower overpayment amounts, or no overpayment amounts being due, but in each instance such appeals process is ongoing.

On December 9, 2022, the Company received a suspension of payment notification from Covent for IMAC Regeneration Center of Kentucky. On December 22, 2022, the Company responded to the payment suspension with a Rebuttal of Notice. The suspension of payment will remain in effect until the Rebuttal of Notice is answered. Neither CMS nor Covent has responded to the Company regarding the records. As of December 31, 2023, the payment suspension resulted in a recoupment balance of approximately $90,000 of Medicare accounts receivable which had been fully reserved.

We rely on Contract Research Organizations (“CROs”) to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in completing this phase of any clinical trial.

In connection with the clinical trials we have engaged in, and any future clinical trials we may engage in, we have relied, and will continue to rely, on CROs for the execution of our preclinical and clinical studies and to monitor and manage data for our clinical programs. We control only certain aspects of our CROs’ activities, but our reliance on CROs does not relieve us from our responsibility for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards. We and our CROs are required to comply with the FDA’s regulations, which are generally enforced through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable good clinical practices (“GCPs”), the clinical data generated in our clinical trials may be deemed unreliable, and the FDA (or comparable regulatory authorities) may require us to perform additional clinical trials before approving our product candidates. We cannot assure you that, upon inspection, the FDA (or comparable regulatory authorities) will determine that any of our clinical trials comply with GCPs. Our financial results and the commercial prospects for the clinical trial would be harmed, our costs could increase and our ability to generate revenues could be delayed or ended. Switching or adding additional CROs or other clinical study management organizations involves additional cost and requires management time and focus. As a result, delays could occur, which could compromise our ability to meet our desired development timelines.

We have no experience as a company in bringing a drug to regulatory approval.

As a company, we have never obtained regulatory approval for, or commercialized, a drug or biologic. It is possible that the FDA may refuse to accept any or all of our planned Biologics License Applications (“ BLAs”) for substantive review or may conclude after review of our data that any such application is insufficient to obtain regulatory approval of any product candidate. If the FDA does not accept or approve any or all of our planned BLAs, it may require that we conduct additional preclinical, clinical or manufacturing validation studies, which may be costly, and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA required studies, approval of any BLA or application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available.

We may be subject, directly or indirectly, to foreign, federal and state healthcare laws, including applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our business operations and current and future arrangements with third-party payors, healthcare providers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, develop, market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the federal healthcare Anti-Kickback Statute, the federal False Claims Act, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, the federal false statements statute, the federal transparency requirements under the ACA, and analogous state laws and regulations.

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

Our reputation and ability to attract, retain and serve customers is dependent upon the reliable performance of our computer systems and those of third parties that we utilize in our operations. We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party data center. In addition, we utilize third-party internet-based or “cloud” computing services in connection with our business operations. We also utilize third-party content delivery networks to help us stream content to our customers and other parties over the internet. Problems faced by us or our service providers, including technological or business-related disruptions, due to earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses, computer denial of service attacks, computer viruses, physical or electronic break-ins and similar disruptions and periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data, could adversely impact the experience of our customers. Any attempt by hackers to disrupt our service or otherwise access our systems, if successful, could harm our business, be expensive to remedy and damage our reputation. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to implement and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of customers and adversely affect our business and results of operation.

During the normal course of business, we may choose to pursue services with a different third-party vendor or pursue a change in systems which could result in interruptions and delays in our service and operations as well as loss, misuse, or theft of data. We have implemented systems and processes to mitigate these risks and, to date, have not experienced a material impact on our services or systems due to change in systems or third-party. However, this is no assurance that a change in systems or services used by us or a change in third-party vendors may not have a material impact in the future. Any significant disruption to our service or access to our systems could result in a loss of customers and adversely affect our business and results of operations.

Our reputation and relationships with customers would be harmed if our customers’ data, particularly personally identifying data, were to be subject to a cyber-attack or otherwise accessed by unauthorized persons.

We maintain personal data regarding our customers, including their names and other information. With respect to personally identifying data, we rely on licensed encryption and authentication technology to secure such information. We also take measures to protect against unauthorized intrusion into our customers’ data. Despite these measures, we could experience, though we have not to date experienced, a cyber-attack or other unauthorized intrusion into our customers’ data. Our security measures could also be breached due to employee error, malfeasance, system errors or vulnerabilities, or otherwise. In the event our security measures are breached, or if our services are subject to attacks that impair or deny the ability of customers to access our services, current and potential customers may become unwilling to provide us the information necessary for them to become users of our services or may curtail or stop using our services. In addition, we could face legal claims for such a breach. The costs relating to any data breach could be material and exceed the limits of the insurance we maintain against the risks of a data breach. For these reasons, should an unauthorized intrusion into our customers’ data occur, our business could be adversely affected. Changes to operating rules could increase our operating expenses and adversely affect our business and results of operations.

We are an “emerging growth company” and cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits “emerging growth companies” like us to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies, which are companies that have a non-affiliate public float of less than $75 million. As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above and are also exempt from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. In addition, the JOBS Act permits an emerging growth company to “test the waters” by communicating orally or in writing with qualified institutional buyers or other accredited investors to gauge interest in a contemplated securities offering, even if a registration statement has not yet been filed, and permits analysts to publish research reports about an emerging growth company that is going public even if the analyst’s firm is one of the underwriters in the issuer’s IPO. We have not provided any of such information to any qualified institutional buyers or other accredited investors, and we are not aware of any research reports about us being published by analysts.

We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline.

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

We may not be able to maintain the listing of our Common Stock on Nasdaq, which may adversely affect the flexibility of holders of Common Stock to resell their securities in the secondary market.

On May 31, 2023, the Company received notice from Nasdaq that the Company has failed to maintain a required minimum of $2,500,000 in stockholders’ equity for continued listing, as required under Listing Rule 5550(b)(1) (the “Minimum Equity Rule”). On August 3, 2023, the Company submitted a plan to Nasdaq to grant the Company an extension of time until November 27, 2023 to provide evidence of compliance with the Minimum Equity Rule, and by filing this Current Report on Form 8-K, which includes (1) disclosure of Nasdaq’s deficiency letter and the specific deficiency or deficiencies cited; (2) a description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing; (3) an affirmative statement that, as of the date of the report, the Company believes it has regained compliance with the stockholders’ equity requirement based upon the specific transaction or event referenced in item (2) above; and (4) a disclosure stating that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting. The Company attended a Nasdaq Listing Hearing on February 20, 2024. Nasdaq agreed to extend the Company’s listing based on specific conditions for continued listing. If the Company is unable to meet the continued listing criteria of Nasdaq and the Common Stock became delisted, trading of the Common Stock could thereafter be conducted in the over-the-counter markets in the OTC Pink, also known as “pink sheets” or, if available, on another OTC trading platform. Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. Investors would likely find it more difficult to dispose of, or to obtain accurate market quotations for, the Common Stock, as the liquidity that Nasdaq provides would no longer be available to investors. In addition, the failure of our Common Stock to continue to be listed on the Nasdaq could adversely impact the market price for the Common Stock and our other securities, and we could face a lengthy process to re-list the Common Stock, if we are able to re-list the Common Stock.

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

Our issuance of preferred stock could adversely affect holders of Common Stock.

Our Board of Directors is authorized to issue series of preferred stock without any action on the part of our holders of Common Stock, known as “blank check” preferred stock. Our Board of Directors also has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our Common Stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our Common Stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our Common Stock, the rights of holders of our Common Stock or the price of our Common Stock could be adversely affected. In particular, we have outstanding 4,750 shares of Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred Stock”) and 1,276 shares of Series C-2 Convertible Preferred stock (the “Series C-1 Preferred Stock” and, together with the Series C-1 Preferred Stock, the “Series C Preferred Stock”). Holders of Series C Preferred Stock have rights that are senior to holders of our Common Stock, including liquidation, dividend and other rights. The shares of Series C Preferred Stock are convertible into an aggregate of approximately 2,352,988 shares of our Common Stock at a conversion price of $2.561 per share, subject to adjustment. See Note 14 – Subsequent Events.

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

In furtherance of the proposed business combination with Theralink, on April 12, 2024 we entered into a credit agreement, secured by the assets of Theralink and its subsidiaries, pursuant to which Theralink may borrow from the Company up to an aggregate of $1,000,000 with an initial borrowing of $350,000. While we remain committed to acquiring the business of Theralink, we continue to evaluate all options with respect to the structuring of the business combination, including the Merger and other alternatives to acquire the assets of Theralink. We cannot give any assurance that the business combination or acquisition of assets will be consummated in accordance with the previously disclosed terms, as opposed to other alternative structures. See Note 14 – Subsequent Events.

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

We have broad discretion in the use of the net proceeds from our public and private offerings and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our public and private offerings and could spend the proceeds in ways that do not enhance the value of our common stock. Because of the number and variability of factors that will determine our use of the net proceeds from our completed offerings, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply these funds effectively could have a material adverse effect on our business. Pending their use, we may invest the net proceeds from the offerings in a manner that does not produce income or that loses value. If we do not apply or invest the net proceeds from the offerings in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause the price of our securities to decline.

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

In furtherance of the proposed business combination with Theralink, on April 12, 2024 we entered into a credit agreement, secured by the assets of Theralink and its subsidiaries, pursuant to which Theralink may borrow from the Company up to an aggregate of $1,000,000 with an initial borrowing of $350,000. While we remain committed to acquiring the business of Theralink, we continue to evaluate all options with respect to the structuring of the business combination, including the Merger and other alternatives to acquire the assets of Theralink. We cannot give any assurance that the business combination or acquisition of assets will be consummated in accordance with the previously disclosed terms, as opposed to other alternative structures. See Note 14 – Subsequent Events.

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

Private Offering

On July 25, 2023, the Company entered into a definitive Securities Purchase Agreement with several institutional and accredited investors (collectively, the “Investors”), for the sale of its convertible preferred stock and warrants. (the “June 2023 Private Placement”). The Company sold shares of its Series A-1 Convertible Preferred Stock, stated value $1,000 per share (“Series A-1 Convertible Preferred Stock”), shares of its Series A-2 Convertible Preferred Stock, stated value $1,000 per share (“Series A-2 Convertible Preferred Stock”), and warrants (“Warrants”) to purchase up to shares of the Company’s common stock for aggregate gross proceeds of $4,300,000, before deducting placement agent fees and other offering expenses.

On December 20, 2023, the Company entered into a letter agreement with the Investors providing for the sale of an additional aggregate $250,000 of convertible preferred stock (the “December 2023 Private Placement”). Pursuant to the letter agreement, the Company exchanged its Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred stock for a corresponding number of shares of the Company’s newly-created Series B-1 Convertible Preferred Stock and the Company’s newly-created Series B-2 Convertible Preferred Stock, respectively.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nashville, Tennessee

March 31, 2023, with exception of Notes 10 and 15 for which the date is September 29, 2023, and

Note 2 for which the date is April 16, 2024

IMAC Holdings, Inc.

Consolidated Balance Sheets

December 31, 2023 and 2022

	2023	2022
ASSETS
Current assets:
Cash	$221,511	$763,211
Deferred compensation, current portion	-	196,119
Other assets	94,711	191,093
Note receivable	731,067	-
Assets of discontinued operations	96,830	9,679,377
Total current assets	1,144,119	10,829,800

Property and equipment, net	-	5,386

Other assets:
Intangible assets, net	-	243,750
Security deposits	-	2,670
Total other assets	-	246,420

Total assets	$1,144,119	$11,081,606

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$584,055	$568,640
Liability to issue common stock, current portion	-	329,855
Liabilities of discontinued operations	1,312,711	5,531,855
Total current liabilities	1,896,766	6,430,350

Total liabilities	1,896,766	6,430,350

Commitment and Contingencies – Note 13

Stockholders’ equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 authorized, 2,645 Series B-1 and 1,905 Series B-2 and nil issued and outstanding at December 31, 2023 and 2022	5	-
Common stock; $0.001 par value, 60,000,000 authorized; 1,148,321 and 1,100,592 shares issued at December 31, 2023 and 2022, respectively; 1,148,321 and 1,097,843 shares outstanding at December 31, 2023 and 2022, respectively.	1,149	1,098
Additional paid-in capital	55,184,524	51,169,898
Accumulated deficit	(55,938,325)	(46,519,740)
Total stockholders’ equity (deficit)	(752,647)	4,651,256

Total liabilities and stockholders’ equity (deficit)	$1,144,119	$11,081,606

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

Stockholder Approval

The Company has agreed to seek the approval of the Company’s stockholders to the issuance of all of the securities issuable pursuant to the Series C Preferred Stock and the Warrants in compliance with the rules and regulations of the Nasdaq Capital Market (the “Stockholder Approval”), which, if obtained, would permit the issuance of more than 20% of the outstanding capital stock of the Company at a price less than $2.561, by no later than July 31, 2024. If the Company fails to obtain the Stockholder Approval, the Company has agreed to cause an additional meeting to be held to seek Stockholder Approval on or prior to October 31, 2024 and, if not obtained, semi-annually thereafter.

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

Cary W. Sucoff joined our Board of Directors in October 2020. Mr. Sucoff has more than 35 years of securities industry experience encompassing supervisory, banking and sales responsibilities. He has participated in the financing of hundreds of public and private companies. Since 2011, Mr. Sucoff has owned and operated Equity Source Partners LLC, an advisory and consulting firm. Mr. Sucoff currently serves on the board of directors Galimedix Therapeutics, Inc, Curative Biotechnology, Inc., and Neuraptive Theraputics, Inc. Mr. Sucoff is the past President of New England Law|Boston, has been a member of its Board of Trustees for over 30 years and is the current Chairman of its Endowment Committee. Mr. Sucoff received a B.A. degree from the State University of New York at Binghamton and a J.D. from New England School of Law, where he was managing editor of the Law Review and graduated magna cum laude. He has been a member of the Bar of the State of New York since 1978. Mr. Sucoff demonstrates knowledge of the Company’s business due to his many years of experience as an investor, consultant and Board member with a range of companies in the healthcare industry, making his input invaluable to the Board’s discussion of our growth and expansion strategy. He also brings experience in corporate controls and governance as a lawyer.

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

Audit committee. In accordance with our audit committee charter, our audit committee oversees our corporate accounting and financial reporting processes and our internal controls over financial reporting; evaluates the independent public accounting firm’s qualifications, independence and performance; engages and provides for the compensation of the independent public accounting firm; approves the retention of the independent public accounting firm to perform any proposed permissible non-audit services; reviews our consolidated financial statements; reviews our critical accounting policies and estimates and internal controls over financial reporting; and discusses with management and the independent registered public accounting firm the results of the annual audit and the reviews of our quarterly consolidated financial statements. We believe that our audit committee members meet the requirements for financial literacy under the current requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. In addition, the board of directors has determined that Michael D. Pruitt is qualified as an audit committee financial expert within the meaning of SEC regulations. We have made this determination based on information received by our board of directors, including questionnaires provided by the members of our audit committee. The audit committee is composed of Messrs. Pruitt (Chairman), Evans and Sucoff. The audit committee charter is provided on the Company’s corporate website at https://imacregeneration.gcs-web.com/corporate-governance/documents-charters.

Compensation committee. In accordance with our compensation committee charter, our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of the Chief Executive Officer and other senior officers, evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations. The compensation committee also administers the issuance of stock options and other awards under our equity-based incentive plans. We believe that the composition of our compensation committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The compensation committee is composed of Messrs. Evans (Chairman) and Pruitt. The compensation committee charter is provided on the Company’s corporate website at https://imacregeneration.gcs-web.com/corporate-governance/documents-charters.

Nominating and governance committee. In accordance with our nominating and governance committee charter, our nominating and governance committee recommends to the board of directors nominees for election as directors, and meets as necessary to review director candidates and nominees for election as directors; recommends members for each committee of the board; oversee corporate governance standards and compliance with applicable listing and regulatory requirements; develops and recommends to the board governance principles applicable to the company; and oversee the evaluation of the board and its committees. We believe that the composition of our nominating and governance committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The nominating and governance committee is composed of Messrs. Sucoff (Chairman) and Evans. The nominating and governance committee charter is provided on the Company’s corporate website at https://imacregeneration.gcs-web.com/corporate-governance/documents-charters.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our equity securities to file reports of ownership and changes in ownership of our securities (Forms 3, 4 and 5) with the SEC. To the best of our knowledge, based solely on a review of the Section 16(a) reports and written statements from executive officers and directors, for the years ended December 31, 2023 and 2022, all required reports of executive officers, directors and holders of more than 10% of our equity securities were filed on time, except for one late Form 4 reporting one transaction for each of Maurice E. Evans, Michael D. Pruitt and Cary W. Sucoff.

Family Relationships

There are no family relationships among our directors and executive officers.

ITEM 11	EXECUTIVE COMPENSATION

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

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)
Jeffrey Ervin	5/21/2019	0	0	$0	-	6,667	(1)	$14,730
Sheri Gardzina	5/21/2019	1,250	0	$121.20	5/21/2029	4,000	(1)	$8,840

(1)	One year vesting and deferred by the Named Executive Officer.

2018 Incentive Compensation Plan

Under our 2018 Incentive Compensation Plan (the “Plan”), adopted by our board of directors and holders of a majority of our outstanding shares of common stock in May 2018, 66,667 shares (after giving effect to an adjustment approved by the Compensation Committee on April 30, 2024 in light of the 1-for-30 reverse stock split effected in September 2023) of common stock (subject to certain adjustments) are authorized for issuance upon exercise of stock options and grants of other equity awards. The Plan is designed to serve as an incentive for attracting and retaining qualified and motivated employees, officers, directors, consultants and other persons who provide services to us. The compensation committee of our board of directors administers and interprets the Plan and is authorized to grant stock options and other equity awards thereunder to all eligible employees of our company, including non-employee consultants to our company and directors.

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

Director Compensation

We compensate each non-employee director through annual stock option grants and by paying a cash fee for each board of directors and committee meeting attended. During the year ended December 31, 2023, each of our non-employee directors, Messrs. Evans, Pruitt, and Sucoff, was paid $11,250 each per quarter and were awarded 3,333 restricted stock units with immediate vesting.

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

Name of Beneficial Owner	Shares Beneficially Owned		Percentage Beneficially Owned

Jeffrey S. Ervin	19,047	(1)	1.34%
Matthew C. Wallis	58,390		4.12%
Sheri Gardzina	6,195	(2)	*
Michael Pruitt	8,808		*
Maurice Evans	14,737		1.04%
Cary Sucoff	10,000		*
All directors and executive officers as a group (6 persons)	117,177		8.27%

*	Less than 1% of outstanding shares.
(1)	Includes (i) 6,667 outstanding Restricted Stock Units, and (ii) 12,380 shares.
(2)	Includes (i) 1,250 shares of Common Stock issuable upon exercise of currently exercisable stock options, (ii) 4,000 outstanding Restricted Stock Units, (iii) 941 shares and (iv) 4 shares owned by Mrs. Gardzina’s spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

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

2.1**

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

3.9

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 6, 2023 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2023 and incorporated herein by reference).

3.10

Certificate of Designations of Series C-1 Convertible Preferred Stock (filed as Exhibit 3.1.1 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

3.11

Certificate of Designations of Series C-2 Convertible Preferred Stock (filed as Exhibit 3.1.2 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.2	Form of Common Stock Warrant certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.3	Form of Warrant Agency Agreement between IMAC Holdings, Inc. and Equity Stock Transfer, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.4	Form of Underwriters’ Unit Purchase Option (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 8, 2019 and incorporated herein by reference).

4.5*	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.6	Description of Registered Direct Offering, Series 1 Warrants and Series 2 Warrants filed with the SEC on August 15, 2022.

4.7.1	Form of Common Stock Purchase Warrant issued by the Company on July 28, 2023 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023 and incorporated herein by reference).

4.7.2

Amendment to Common Stock Purchase Warrant, dated December 20, 2023 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2023 and incorporated herein by reference).

4.8	Form of Exchange Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

4.9	Form of PIPE Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

4.10	Form of Placement Agent Warrant (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.1†	2018 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.2	Form of Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.3†*	Amendment No. 1 to 2018 Incentive Compensation Plan.

10.4	Management Services Agreement between IMAC Holdings, LLC and Integrated Medicine and Chiropractic Regeneration Center PSC (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.5†*	Amendment No. 2 to 2018 Incentive Compensation Plan.

10.7	Commercial Line of Credit Agreement, dated May 1, 2018, between Integrated Medicine and Chiropractic Regeneration Center of St. Louis, LLC and Independence Bank of Kentucky (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.11	Addendum to Merger Agreement with Clinic Management Associates, LLC (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018 and incorporated herein by reference).

10.12	Addendum to Unit Purchase Agreement among IMAC Holdings, Inc., IMAC of St. Louis, LLC and certain unitholders of IMAC of St. Louis LLC (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018 and incorporated herein by reference).

10.13†	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Jeffrey S. Ervin (filed as Exhibit 10.13 to the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2019 and incorporated herein by reference).

10.14†	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Matthew C. Wallis (filed as Exhibit 10.14 to the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2019 and incorporated herein by reference).

10.15†	Employment Agreement, dated as of April 19, 2019, between IMAC Holdings, Inc. and Jason Hui (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2019 and incorporated herein by reference).

10.17	Lease, dated as of March 1, 2019, by and between Advantage Therapy, LLC and Sagamore Hill Development Company, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019 and incorporated herein by reference).

10.20	Amended and Restated Term Note, dated as of September 19, 2019, made by Progressive Health and Rehabilitation, LTD in favor of PNC Bank, National Association (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019 and incorporated herein by reference).

10.21	Form of 10% Promissory Note issued by IMAC Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2020 and incorporated herein by reference).

10.22	Employment Agreement, dated as of February 4, 2022 and commencing February 21, 2022, between IMAC Holdings, Inc. and Dr. Ben Lerner. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2022 and incorporated herein by reference).

10.23	Form of Securities Purchase Agreement, dated as of July 25, 2023, between the Company and each investor identified on the signature pages thereof (the “Purchasers”) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023 and incorporated herein by reference).

10.24	Form of Registration Rights Agreement, dated as of July 25, 2023, between the Company and each of the Purchasers (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023 and incorporated herein by reference).

10.25	Form of Exchange Agreement dated as of April 10, 2024 with schedule of signatories (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.26	Securities Purchase Agreement dated as of April 10, 2024, by and among IMAC Holdings, Inc. and the Investors signatory thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.27	Registration Rights Agreement dated as of April 10, 2024, by and among IMAC Holdings, Inc. and the Investors signatory thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.28	Form of Settlement and Release Agreement dated as of April 10, 2024 with schedule of signatories (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.29	Credit Agreement dated as of April 11, 2024 between IMAC Holdings, Inc. and Theralink Technologies, Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.30	Security and Pledge Agreement dated as of April 12, 2024 made by Theralink Technologies, Inc. and each of its subsidiaries party thereto as Grantors, in favor of IMAC Holdings, Inc. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

16.1	Letter from Cherry Bekaert, LLP, dated December 28, 2023 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K Filed with the SEC on December 28, 2023 and incorporated herein by reference).

21.1	List of subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024 and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	IMAC Holdings, Inc. Dodd-Frank Clawback Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024 and incorporated herein by reference).

101.INS*	Inline XBRL Instance Document.

101/SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Compensatory plan or agreement.

*	Filed or furnished herewith

**	Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of any omitted portions will be furnished to the SEC upon request; provided, however, that the parties may request confidential treatment for any document so furnished.

+	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of IMAC Holdings, Inc. under the Securities and Exchange Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, whether made before or after the date of this 10-K, irrespective of any general incorporation language contained in such filings.

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

IMAC HOLDINGS, INC.

Dated: May 2, 2024	By:	/s/ Jeffrey S. Ervin
	Name:	Jeffrey S. Ervin
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Jeffrey S. Ervin and Sheri Gardzina, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jeffrey S. Ervin	Director and Chief Executive Officer	May 2, 2024
Jeffrey S. Ervin	(Principal Executive Officer)

/s/ Sheri Gardzina	Chief Financial Officer	May 2, 2024
Sheri Gardzina	(Principal Financial and Accounting Officer)

/s/ Matthew C. Wallis	Director	May 2, 2024
Matthew C. Wallis

/s/ Maurice E. Evans	Director	May 2, 2024
Maurice E. Evans

/s/ Michael D. Pruitt	Director	May 2, 2024
Michael D. Pruitt

/s/ Cary W. Sucoff	Director	May 2, 2024
Cary W. Sucoff

