Form 10-Q
period 2024-03-31
IMAC Holdings, Inc.
filed 2024-05-15
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3401 Mallory Lane, Suite 100, Franklin, Tennessee	37067
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BACK	NASDAQ Capital Market

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

As of May 15, 2024, the registrant had 1,148,321 shares of common stock, par value $0.001 per share, outstanding.

IMAC HOLDINGS, INC.

Important Information Regarding Forward-Looking Statements

Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission on May 2, 2024. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets:
Cash	$17,535	$221,511
Accounts receivable, net	-	-
Other assets	66,177	94,711
Note receivable, net	731,067	731,067
Assets of discontinued operations	96,068	96,830
Total current assets	910,847	1,144,119

Total assets	$910,847	$1,144,119

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$836,567	$584,055
Liabilities of discontinued operations	1,313,511	1,312,711
Total current liabilities	2,150,078	1,896,766

Total liabilities	2,150,078	1,896,766

Commitment and Contingencies – Note 12

Stockholders’ deficit:
Preferred stock - $0.001 par value, 5,000,000 authorized, 2,645 Series B-1 and 1,905 Series B-2 issued and outstanding at March 31, 2024 and December 31, 2023.	5	5
Common stock - $0.001 par value, 60,000,000 authorized; 1,148,321 issued and outstanding at March 31, 2024 and December 31, 2023.	1,149	1,149
Additional paid-in capital	55,105,159	55,184,524
Accumulated deficit	(56,345,544)	(55,938,325)
Total stockholders’ deficit	(1,239,231)	(752,647)

Total liabilities and stockholders’ deficit	$910,847	$1,144,119

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Patient revenues, net	$-	$-

Total revenue	-	-

Operating expenses:
Salaries and benefits	150,202	637,817
Advertising and marketing	-	7,732
General and administrative	258,428	603,440
Depreciation and amortization	-	47,177
Loss on disposal or impairment of assets	-	(148)
Total operating expenses	408,630	1,296,018

Operating loss	(408,630)	(1,296,018)

Other expenses:
Interest income	204	2
Interest expense	(40,473)	(846)
Total other expenses	(40,269)	(844)

Net loss before income taxes	(448,899)	(1,296,862)

Income taxes	-	-

Net loss from continuing operations	$(448,899)	$(1,296,862)

Discontinued Operations:

Income (Loss) from operations of discontinued component	41,680	(960,632)
Income (Loss) on disposal of discontinued operations	-	(1,441,159)
Income (Loss) on discontinued operations	41,680	(2,401,791)

Net loss	$(407,219)	$(3,698,653)

Net loss per share from continuing operations – Basic and diluted	$(0.39)	$(1.18)
Income (Loss) per share from discontinued operations – Basic and diluted	$0.040	$(2.18)
Net loss per share – Basic and diluted	$(0.35)	$(3.36)

Weighted average common shares outstanding
Basic and diluted	1,148,321	1,100,439

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Par	Number of Shares	Par	Paid-In- Capital	Accumulated Deficit	Total
Balance, December 31, 2022	-	$-	1,097,843	$1,098	$51,169,898	$(46,519,740)	$4,651,256
Issuance of common stock for cash	-	-	2,725	3	16,647	-	16,650
Issuance of employee stock options	-	-	-	-	27,702	-	27,702
Net loss	-	-	-	-	-	(3,698,653)	(3,698,653)
Balance, March 31, 2023	-	$-	1,100,568	$1,101	$51,214,247	$(50,218,393)	$996,955

	Preferred Stock		Common Stock		Additional
	Number of Shares	Par	Number of Shares	Par	Paid-In- Capital	Accumulated Deficit	Total
Balance, December 31, 2023	4,550	$5	1,148,321	$1,149	$55,184,524	$(55,938,325)	$(752,647)
Dividends declared	-	-	-	-	(79,365)	-	(79,365)
Net loss	-	-	-	-	-	(407,219)	(407,219)
Balance, March 31, 2024	4,550	$5	1,148,321	$1,149	$55,105,159	$(56,345,544)	$(1,239,231)

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(407,219)	$(3,698,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	189,824
Share based compensation, net	-	85,891
Loss on disposition or impairment of assets	-	1,441,012
Bad debt expense (recovery)	(45,472)	5,000
Changes in operating assets and liabilities:
Accounts receivable	45,472	184,568
Other assets	28,535	170,371
Security deposits	-	53,721
Right of use lease liability	-	(47,108)
Accounts payable and accrued expenses	176,432	234,103
Patient deposits	-	(36,307)
Net cash used in operating activities	(202,252)	(1,417,578)

Cash flows from investing activities:
Proceeds from sale of Louisiana Orthopedic operations	-	1,050,000
Net cash used in investing activities	-	1,050,000

Cash flows from financing activities:
Proceeds from issuance of common stock	-	16,650
Payments on notes payable	-	(17,285)
Payments on finance lease obligation	(1,724)	(4,894)
Net cash used in financing activities	(1,724)	(5,529)

Net decrease in cash	(203,976)	(373,107)

Cash, beginning of period	221,511	763,211

Cash, end of period	$17,535	$390,104

Supplemental cash flow information:
Interest paid	$40,583	$2,470
Income tax	$-	$-
Non-cash investing and financial activities:
Accrued dividends	$79,365	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Note 1 – Description of Business

IMAC Holdings, Inc. was a holding company for IMAC Regeneration Centers, The BackSpace retail stores and our Investigational New Drug division. IMAC Holdings, Inc. and its affiliates (collectively, the “Company”) provided movement, orthopedic and neurological therapies through its chain of IMAC Regeneration Centers. Through its consolidated and equity owned entities, its outpatient medical clinics provided conservative, non-invasive medical treatments to help patients with back pain, knee pain, joint pain, ligament and tendon damage, and other related soft tissue conditions. As of March 31, 2024 and December 31, 2023, the Company has sold or discontinued patient care at all our locations and has accordingly presented this component as discontinued operations. (See Note 2.) The Company delivered sports medicine treatments without opioids. The BackSpace operated healthcare centers specializing in chiropractic and spinal care services inside Walmart retail locations. The Company’s Investigational New Drug division conducted a clinical trial for its investigational compound utilizing umbilical cord-derived allogenic mesenchymal stem cells for the treatment of bradykinesia due to Parkinson’s disease. In May 2024, we entered a new line of business (See Note 13 Subsequent Events).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Statements

The unaudited consolidated financial statements for the three months ended March 31, 2024 and 2023 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of March 31, 2024 and 2023, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the unaudited consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on April 16, 2024.

Basis of Presentation – Discontinued Operations

ASC 205-20 “Discontinued Operations” requires that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the Company’s component’s results of operations have been classified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the results of operations of this component, for all periods, are separately reported as “discontinued operations” on the consolidated statements of operations.

In 2023, the Company decided to discontinue business activities related to its underperforming clinic locations and BackSpace retail stores. As of March 31, 2024 and December 31, 2023, all locations had been closed and all assets had been sold. The major classes of assets and liabilities of discontinued operations on the consolidated balance sheet are as follows:

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Accounts receivable, net	$-	$-
Other current assets	1,028	1,028
Property and equipment, net	-	762
Other assets	95,040	95,040
Net assets from discontinued operations	$96,068	$96,830

Liabilities
Accounts payable and accrued expenses	$861,352	$860,221
Other current liabilities	136,155	108,088
Other liabilities	316,004	344,402
Net liabilities from discontinued operations	$1,313,511	$1,312,711

The following table shows the unaudited results of income (loss) from discontinued operations:

	March 31,
	2024	2023
Patient revenues, net	$-	$2,093,362

Operating expenses (recovery)	(41,790)	3,052,371
Other expenses	110	1,442,782
Total (recovery) costs and expenses	(41,680)	4,495,153

Income (loss) from discontinued operations, net of income taxes	$41,680	$(2,401,791)

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

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Specifically, we retrospectively reclassified certain amounts in 2023 to present as discontinued operations.

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

Patient Deposits

Patient deposits were derived from patient payments in advance of services delivered. Our service lines included traditional and regenerative medicine. Regenerative medicine procedures are rarely paid by insurance carriers; therefore, the Company typically requires up-front payment from the patient for regenerative services and any co-pays and deductibles as required by the patient-specific insurance carrier. For some patients, credit is provided through an outside vendor. In this case, the Company is paid from the credit card company and the risk is transferred to the credit card company for collection from the patient. These funds were accounted for as patient deposits until the procedures were performed at which point the patient deposit was recognized as patient service revenue.

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

The consolidated financial statements include the accounts of variable interest entities (“VIE”) in which the Company is the primary beneficiary under the provisions of the FASB Accounting Standards Codification 810, “Consolidation”. The Company has the power to direct the activities that most significantly impact a VIE’s economic performance. Additionally, the Company would absorb the substantially all of the expected losses from any of these entities should such expected losses occur. As of March 31, 2024 and December 31, 2023, the Company’s consolidated VIE’s include 12 PCs.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2024 and December 31, 2023.

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

The roll forward of the allowance for doubtful accounts for the three months ended March 31, 2024 and year ended December 31, 2023 was as follows:

	March 31, 2024		December 31, 2023
Beginning balance	$439,298		$163,479
Bad debt expense (recovery)	(45,472)		431,671
Write-offs	-		(155,852)
Ending balance	$393,826	*	$439,298	*

*	As discussed in Note 1, the Company decided to discontinue business activities related to its underperforming clinic locations and BackSpace retail stores. See Note 2 for the resulting impact on this previous disclosed amount.

Note Receivable

Note Receivable consists of a subordinated promissory note and a convertible promissory note that the Company’s merger partner, Theralink Technologies, Inc. (“THER”) entered into during July of 2023 and August of 2023, respectively. Each note is due to be repaid within one year and contains interest compounding at 6.0%. The convertible promissory note also contains a convertible feature at the option of the Company into THER common stock at a fixed price of $0.00313 per share. The total amount loaned between the two notes was $3.0 million. The Company determined the fair value of the notes and related accrued interest owed as of March 31, 2024 was approximately $0.7 million (their principal balance less a credit loss allowance under ASU 2016-13 of approximately $2.3 million which was recorded as an impairment of assets in 2023) given the current financial position of THER and their perceived lack of ability to re-pay these notes as of March 31, 2024.

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

Intangible Assets

The Company capitalizes the fair value of intangible assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over their estimated economic useful lives, generally the contract term. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. The Company records an impairment loss when the carrying amount of the asset is not recoverable and exceeds its fair value. An impairment loss of $0.06 million was recorded in January 2023 related to the sale of Louisiana. An impairment loss of $0.06 million was recorded in February 2023 related to the sale of BackSpace. An impairment loss of $0 and $0.12 million was charged to discontinued operations for the three months ended March 31, 2024 and 2023, respectively.

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

Advertising and Marketing

The Company uses advertising and marketing to promote its services. Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was approximately $0 and $7,732* for the three months ended March 31, 2024 and 2023, respectively.

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

	March 31,
	2024	2023

Stock options	1,312	11,216
RSUs	-	24,029
Warrants	2,247,852	398,582
Preferred shares B-1	1,437,500	-
Preferred shares B-2	1,035,326	-
	4,721,990	433,827

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

Note 3 – Capital Requirements, Liquidity and Going Concern Considerations

The Company’s consolidated financial statements are prepared in accordance with GAAP and includes the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception and has discontinued its operations as of December 31, 2023 which raises substantial doubt regarding the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The Company had a working capital deficit of approximately ($1.2) million at March 31, 2024. The Company had a net loss of approximately $0.4 million for the three months ended March 31, 2024, and used cash in operations of approximately $0.2 million for the three months ended March 31, 2024. The Company expects to continue to incur expenditures for working capital.

Management’s plans are to merge with an operating company or acquire a new business (See Note 13). Management recognizes that the Company may need to obtain additional resources to successfully implement its business plans. No assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital if needed, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Concentration of Credit Risks

Cash

The Company maintains its cash in accounts at financial institutions, which may, at times, exceed federally-insured limits of $250,000.

Revenue and Accounts Receivable

As of March 31, 2024 and December 31, 2023, the Company had discontinued operations revenue and accounts receivable concentrations:

	March 31, 2024		December 31, 2023
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable
	(Unaudited)
Medicare payment	0%	0%	24%	0%

Note 5 – Accounts Receivable

Accounts receivable consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024*	December 31, 2023*
	(Unaudited)
Accounts receivable, net of contractual adjustments	$393,826	$439,298
Less: allowance for doubtful accounts	(393,826)	(439,298)
Accounts receivable, net	$-	$-

*	As discussed in Note 1, the Company decided to discontinue business activities related to its underperforming clinic locations and BackSpace retail stores. See Note 2 for the resulting impact on this previous disclosed amount.

Note 6 – Property and Equipment

Property and equipment consisted of the following at March 31, 2024 and December 31, 2023:

	Estimated Useful Life in Years	March 31, 2024*	December 31, 2023*
		(Unaudited)
Leasehold improvements	Shorter of asset or lease term	$-	$-
Equipment	1.5 - 7	-	762
Total property and equipment		-	762

Less: accumulated depreciation		-	-
		-	762
Construction in progress		-	-
Total property and equipment, net		$-	$762

Depreciation was $0 and $145,472 for the three months ended March 31, 2024 and 2023, respectively.

*	As discussed in Note 1, the Company decided to discontinue business activities related to its underperforming clinic locations and BackSpace retail stores. See Note 2 for the resulting impact on this previous disclosed amount.

Note 7 – Intangibles Assets and Goodwill

The Company’s intangible assets and goodwill consisted of the following at March 31, 2024 and December 31, 2023:

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

The Company performs its annual impairment test during the fourth quarter of the fiscal year. For the year ended December 31, 2023, the Company closed or sold all locations. The Company performed a qualitative impairment test and based on the totality of information available for the reporting units, the Company concluded that it was more-likely-than-not that the carrying value is greater than the estimated fair values of the reporting units at December 31, 2023. An intangible impairment loss of approximately $1.2 million was recorded in 2023. There was no goodwill or intangible assets at March 31, 2024.

Amortization was $0 and $44,352* for the three months ended March 31, 2024 and 2023, respectively.

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

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate of leases added as of March 31, 2024 and December 31, 2023, the Company used a weighted average interest rate.

Total operating lease cost

Individual components of the total lease cost incurred by the Company were as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Operating lease expense	$-	$464,230

Minimum rental payments under operating leases are recognized on a straight light basis over the term of the lease.

Maturity of operating leases

The amount of future minimum lease payments under operating are as follows:

Operating Leases
(Unaudited)
Undiscounted future minimum lease payments:
2024 (nine months)	$117,758
2025	138,104
2026	95,171
2027	73,823
2028	75,397
Thereafter	6,294
Total	506,547
Amount representing imputed interest	(55,782)
Total operating lease liability	450,765
Current portion of operating lease liability	(134,761)
Operating lease liability, non-current	$316,004 *

*	As discussed in Note 1, the Company decided to discontinue business activities related to its underperforming clinic locations and BackSpace retail stores. See Note 2 for the resulting impact on this previous disclosed amount.

Note 9 – Stockholders’ Equity (Deficit)

Reverse Stock Split

Effective on September 7, 2023, the Company implemented a 1-for-30 reverse stock split of the issued and outstanding shares of our common stock, par value $0.001 per share (the “common stock”). Under the reverse split, every thirty shares of outstanding shares issued and outstanding were automatically converted into one share of common stock. Except as otherwise indicated, all information in the accompanying consolidated financial statements and footnotes concerning share and per share data reflects the retroactive effect of the 1-for-30 reverse stock split.

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

Stock Options

During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company did not issue any new stock options. Most options vested over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months and are exercisable for a period of ten years. Stock based compensation for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The per-share fair values of these options is calculated based on the Black-Scholes-Merton pricing model.

The information below summarizes the stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding at December 31, 2022	11,216	$96.90	3.75
Granted	-	-	-
Exercised	-	-	-
Cancelled	(9,904)	92.40	2.77
Outstanding at December 31, 2023	1,312	$118.33	1.35
Outstanding at March 31, 2024	1,312	$118.33	1.00

Restricted Stock Units

On May 19, 2023, the Company granted an aggregate of 10,000 RSUs to Board members with these RSU’s vesting immediately with a fair value of $42,900 based on the grant date stock price.

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2022	24,029	$23.4
Granted	10,000	4.29
Vested	(10,000)	4.29
Cancelled	(24,029)	23.4
Outstanding at December 31, 2023	-	$-
Outstanding at March 31, 2024	-	$-

Preferred Stock

On July 25, 2023, the Company entered into a definitive securities purchase agreement with several institutional and accredited investors, including existing significant investors of Theralink Technologies, Inc., its previously announced merger partner (OTC:THER) (“Theralink”), and Theralink’s Chairman, for the sale of its preferred stock and warrants. IMAC sold an aggregate of 2,500 shares of its Series A-1 Convertible Preferred Stock, stated value $1,000 per share, 1,800 shares of its Series A-2 Convertible Preferred Stock, stated value $1,000 per share, and Warrants to purchase up to 2,075,702 shares of its common stock for aggregate gross proceeds of $4.3 million before deducting placement agent fees and other offering expenses of $480,000. The shares of A-1 Convertible Preferred Stock, shall bear a 12% dividend based on stated value, have no voting rights, and are initially convertible into an aggregate of 763,126 shares of common stock of the Company, and the shares of Series A-2 Convertible Preferred Stock are initially convertible into an aggregate of 549,451 shares of common stock of the Company, in each case, at a conversion price of $3.276 per share. The Warrants have an exercise price of $3.276 per share, are exercisable immediately, and will expire five years from the date of shareholder approval of this private placement. The shares contain price protection provisions and beneficial ownership limitation provisions upon conversion as defined in the certificates of designation. Approximately $3.0 million of the proceeds of the offering was used to make two loans to Theralink for investment into sales and marketing efforts and general working capital purposes as the companies continue to take formal steps together in advancing their merger previously announced on May 23, 2023. As of March 31, 2024 and December 31, 2023 dividends of approximately $209,365 and $130,000, respectively have been declared and accrued on the Series A-1 Convertible Preferred Stock.

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

In 2024, the Series B-1 and B-2 preferred shares were exchanged for Series C shares (See Note 13).

Common Stock

In January 2023, the Company issued 2,725 common shares for cash of $16,650 under its At The Market (ATM) offering.

On December 27, 2023, issued an aggregate of 10,000 common shares for the Board members valued at $4.29 per share or $42,900 based on the quoted trading price on the grant date which was May 2023.

Warrants

In July 2023, the Company issued 2,075,702 warrants in conjunction with the preferred stock offering discussed above.

	Number of Warrants	Weighted Average Exercise Price Per Share

December 31, 2022	398,582	45.05
Granted	2,075,702	1.84
December 31, 2023	2,474,284	$8.80
Expired	(226,433)	57.63
March 31, 2024	2,247,852	$5.21

Note 10 – Retirement Plan

The Company offers a 401(k) plan that covers eligible employees. The plan provides for voluntary salary deferrals for eligible employees. Additionally, the Company is required to make matching contributions of 100% up to 3% and 50% of the next 2% of total compensation for those employees making salary deferrals. The Company made contributions of $0 and $26,823 during the three months ended March 31, 2024 and 2023, respectively. The Company terminated the matching contributions during 2023.

Note 11 – Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management assessed all available evidence to estimate if sufficient future taxable income will be generated in the appropriate period and of the appropriate character to realize deferred tax assets. For the three months ended March 31, 2024 and March 31, 2023, no income tax expense or benefit was recorded related to income taxes due to the Company’s overall operating results and the full valuation allowance.

The Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits as December 31, 2023. As of March 31, 2024, the Company had no unrecognized tax benefits recorded. The Company is subject to taxation by federal, state, and local taxing authorities. The Company’s federal, state, and local income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and the Company’s federal, state, and local income tax returns for 2020 through 2023 remain open to examination.

Note 12 – Commitments and Contingencies

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

On May 17, 2022, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid in the amount of $492,086.22 related to Advantage Therapy. This amount represents a statistical extrapolation of charges from a sample, the actual amount found to be overpaid was $10,420.22. On May 27, 2022, the Company received a request for payment from CMS in the amount of $481,666.00. The Company has begun its own internal audit process and has initiated the appropriate appeals. Prior to this May 2022 notification, CMS had implemented a pre-payment audit for Advantage Therapy. As of June 30, 2023, this audit had resulted in a recoupment balance of approximately $0.1 million of Medicare accounts receivable. The Company submitted a reconsideration request in May 2023. On August 4, 2023, the Company received a reconsideration decision from the second appeal. The Qualified Independent Contractor provided a “partially favorable” decision supporting 31 of 65 appealed claims. The Company filed a timely appeal and conducted a hearing with an Administrative Law Judge February 20, 2024, and awaits the response from the hearing. As of December 31, 2023, this audit had resulted in a balance of approximately $138,000 of Medicare accounts receivable which has been fully reserved.

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

Other smaller denials the Company is appealing aggregate approximately $25,000 as of March 31, 2024.

At this stage of the appeals process, based on the information currently available to the Company, the Company is unable to predict the timing and ultimate outcomes of these matters and therefore is unable to estimate the range of possible loss. Any potential loss may be classified as errors and omissions for which insurance coverage was in place during a majority of the years being evaluated.

As of March 31, 2024 and December 31, 2023, the Company has not recorded a provision for any of these claims, as management does not believe that an estimate of a possible loss or range of loss can reasonably be made at this time.

Note 13 - Subsequent Events

As described below on April 10, 2024, we entered into a series of transactions including the exchange of the Company’s outstanding Series B-1 Convertible Preferred Stock, par value $0.001 per share (the “Series B-1 Preferred Stock”) and Series B-2 Convertible Preferred Stock, par value $0.001 per share (the “Series B-2 Preferred Stock” and, collectively with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), for new preferred stock, the exchange of the Company’s outstanding warrants (the “Existing Warrants”) for new warrants, and the sale of new preferred stock and warrants. All such transactions were consummated on April 11, 2024.

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

Rights and Preferences of Series C Preferred Stock

The rights and preferences of the Series C-1 Preferred Stock and the Series C-2 Convertible Stock are identical in all material respects; however, the Series C-1 Convertible Preferred Stock was issued in exchange for Series B Preferred Stock without the payment of any additional consideration and, for the purpose of Rule 144 of the Securities Act of 1933, as amended, ownership of the Series C-1 Preferred Stock shall tack back to December 20, 2023.

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

Loan to Theralink

On April 11, 2024, the Company entered into a credit agreement (the “Theralink Credit Agreement”) with Theralink, pursuant to which Theralink may borrow from the Company up to $1,000,000 (the “Term Loans”), with an initial borrowing of $350,000 made on April 12, 2024. The Term Loans have a maturity date of October 12, 2024 and bear interest at 9% per annum for interest to be paid in cash and 11% per annum for any portion of the accrued interest that is paid in kind, which “PIK Interest” will be added to the then-outstanding principal amount of the Term Loans. The Term Loans are secured by a first priority interest, subject to permitted liens in accordance with the Theralink Credit Agreement, in the assets of Theralink and its subsidiaries pursuant to a Security and Pledge Agreement dated April 12, 2024 made by Theralink and each of its subsidiaries party thereto as Grantors, in favor of the Company (the “Security and Pledge Agreement”).

Series D Preferred Stock; Acquisition of Theralink Debt

On April 30, 2024, the Company entered into securities purchase agreements (each, a “Securities Purchase Agreement”) with various holders (the “Note Holders”) of senior secured convertible debentures (the “Notes”) of Theralink Technologies, Inc. (“Theralink”) for the sale of shares of the Company’s newly created Series D Convertible Preferred Stock, $0.001 par value (the “Series D Preferred Stock”). The consideration paid by the Note Holders will be in the form of all of the Notes held by them, which have an aggregate principal amount outstanding of $16,221,873.89 and which the Note Holders accelerated earlier on April 30, 2024. Upon the consummation of the transactions contemplated by the Securities Purchase Agreement, the Company will be the holder of approximately 74.01% of the outstanding Notes.

The exact number of shares of Series D Preferred Stock to be issued will be determined in accordance with a schedule (the “Table of Allocations”), set forth as Schedule 1(a) of the Purchase Agreement and copied below, of share amounts based on the results of a valuation of Theralink’s assets by an independent appraiser, currently in process. The shares of Series D Preferred Stock will be issued pursuant to a Certificate of Designations to be filed with the Secretary of State of the State of Delaware.

Settlement and Release Agreement; Series E Preferred Stock

On May 1, 2024, the Company entered into a Settlement and Release Agreement with Theralink (the “Settlement Agreement”) pursuant to which the parties agreed to a settlement of the default by Theralink under the previously announced Credit Agreement dated April 11, 2024 between the Company as Lender and Theralink as Borrower (the “Theralink Credit Agreement”). The default is a cross-default triggered by Theralink’s failure to make payments on the Notes, which had been accelerated by the Noteholders on April 30, 2024. The settlement consists of the transfer of all of the assets of Theralink, other than certain excluded assets, and certain liabilities, to the Company in exchange for (i) the forgiveness by the Company of the outstanding amounts due under (a) the Notes to be held by the Company pursuant to the Securities Purchase Agreement, (b) certain other pre-existing notes made by Theralink in favor of the Company, having an aggregate outstanding principal amount of $3,000,000 and (c) the Theralink Credit Agreement and (ii) the issuance to Theralink of the Company’s newly created Series E Convertible Preferred Stock, $0.001 par value (the “Series E Preferred Stock”). In addition, pursuant to the Settlement Agreement, the parties agreed to mutual releases with respect to the outstanding payments being forgiven, the Company and Theralink agreed to terminate the merger agreement between them and withdraw the Registration Statement on Form S-4 related thereto as soon as commercially practicable, and the Company agreed to assume certain liabilities of Theralink and to hire certain of the employees of Theralink.

The exact number of shares of Series E Preferred Stock to be issued will be determined in accordance with the Table of Allocations. It is possible that no shares of Series E Preferred Stock will be issued, depending on the valuation of Theralink’s assets. The shares of Series E Preferred Stock, if any, will be issued pursuant to a Certificate of Designations to be filed with the Secretary of State of the State of Delaware.

All such transactions are expected to be consummated in May 2024 after the valuation is available and evaluated by management and the numbers of Series D Preferred Stock and Series E Preferred Stock are calculated in accordance with the Table of Allocations, set forth as Schedule B of the Settlement Agreement. The Table of Allocations is set forth below.

TABLE OF ALLOCATIONS OF APPRAISED ENTERPRISE VALUE

(1)	(2)	(3)	(4)	(5)
Appraised Enterprise Value	Value Per 1,000 of Secured Indebtedness (including Existing Notes)*	Value Per 1,000 of Unsecured Indebtedness (excluding Company Owed Unsecured Debt)*	Aggregate Value Remaining for Issuer	Aggregate Number of shares of Series E Preferred Stock to be Issued to Issuer (including amounts in column (3) and (4))
$0-$9.999 million	$228	N/A	N/A	N/A
$10-14.999 million	$570	N/A	N/A	N/A
$15-19.999 million	$798	N/A	N/A	N/A
$20-24.999 million	$1,000	N/A	N/A	N/A
$25-29.999 million	$1,000	$1,000	$1,108,515	4,567
$30-34.999 million	$1,000	$1,000	$6,108,515	9,567
$35-39.999 million	$1,000	$1,000	$11,108,515	14,567
$40-44.999 million	$1,000	$1,000	$16,108,515	19,567
$45 and above	$1,000	$1,000	$18,608,515	22,067

Termination of Merger Agreement

With the Company already in possession of such assets of Theralink pursuant to the Settlement Agreement, and a merger with Theralink no longer necessary to acquire such assets, on May 6, 2024, the Company, IMAC Merger Sub, Inc. (“Merger Sub”) and Theralink entered into a Termination Agreement, which immediately terminated the Agreement and Plan of Merger, dated May 26, 2023, by and between the Company, Merger Sub and Theralink.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

Significant financial metrics

Significant financial metrics of the Company for the first quarter of 2024 are set forth in the bullets below.

●	Working capital deficit is ($1.2 million) as of March 31, 2024 compared to working capital of ($0.8) million as of December 31, 2023.

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

In furtherance of the proposed business combination with Theralink, on April 12, 2024 we entered into a credit agreement, secured by the assets of Theralink and its subsidiaries, pursuant to which Theralink may borrow from the Company up to an aggregate of $1,000,000 with an initial borrowing of $350,000. While we remain committed to acquiring the business of Theralink, we continue to evaluate all options with respect to the structuring of the business combination, including the Merger and other alternatives to acquire the assets of Theralink. We cannot give any assurance that the business combination or acquisition of assets will be consummated in accordance with the previously disclosed terms, as opposed to other alternative structures. See Note 13 – Subsequent Events.

On May 1, 2024, the Company entered into a Settlement and Release Agreement with Theralink (the “Settlement Agreement”) pursuant to which the parties agreed to a settlement of the default by Theralink under the previously announced Credit Agreement dated April 11, 2024 between the Company as Lender and Theralink as Borrower (the “Theralink Credit Agreement”). The settlement consists of the transfer of all of the assets of Theralink, other than certain excluded assets, and certain liabilities, to the Company in exchange for (i) the forgiveness by the Company of the outstanding amounts due under (a) certain secured notes of Theralink to be held by the Company pursuant to a Securities Purchase Agreement among the Company and holders of such notes and (b) the Theralink Credit Agreement and (ii) the issuance to Theralink of the Company’s newly created Series E Convertible Preferred Stock, $0.001 par value (the “Series E Preferred Stock”). In addition, pursuant to the Settlement Agreement, the parties agreed to mutual releases with respect to the outstanding payments being forgiven, the Company and Theralink agreed to terminate the merger agreement between them and withdraw the Registration Statement on Form S-4 related thereto as soon as commercially practicable, and the Company agreed to assume certain liabilities of Theralink and to hire certain of the employees of Theralink.

On May 6, 2024, in light of having already acquired the Theralink assets, the Company, IMAC Merger Sub, Inc. (“Merger Sub”) and Theralink entered into a Termination Agreement, which immediately terminated the Merger Agreement.

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

In 2023, the Company decided to discontinue business activities related to its underperforming clinic locations and BackSpace retail stores. As of December 31, 2023, all locations had been closed and all assets had been sold. The major classes of assets and liabilities of discontinued operations on the consolidated balance sheet are as follows:

	March 31,	December 31,
	2024	2023
Assets
Accounts receivable, net	$-	$-
Other current assets	1,028	1,028
Property and equipment, net	-	762
Other assets	95,040	95,040
Net assets from discontinued operations	$96,068	$96,830

Liabilities
Accounts payable and accrued expenses	$861,352	$860,221
Other current liabilities	136,155	108,088
Other liabilities	316,004	344,402
Net liabilities from discontinued operations	$1,313,511	$1,312,711

The following table shows the results of income (loss) from discontinued operations:

	March 31,
	2024	2023
Patient revenues, net	$-	$2,093,362

Operating expenses	(41,790)	3,052,371
Other expenses	110	1,442,782
Total costs and expenses	(41,680)	4,495,153

Loss from discontinued operations, net of income taxes	$41,680	$(2,401,791)

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

Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

In 2023, the Company decided to discontinue business activities related to its underperforming clinic locations and BackSpace retail stores. As of March 31, 2024, all locations had been closed and all assets had been sold. We owned our medical clinics directly or had entered into long-term management services agreements to operate and control these medical clinics by contract. Our preference was to own the clinics; however, some state laws restrict the corporate practice of medicine and require a licensed medical practitioner to own the clinic. Accordingly, our managed clinics were owned exclusively by a medical professional within a professional service corporation (formed as a corporation or a limited liability company) under common control with us or eligible members of our company in order to comply with state laws regulating the ownership of medical practices. We were compensated under management services agreements through service fees based on the cost of the services provided, plus a specified markup percentage, and a discretionary annual bonus determined in the sole discretion of each professional service corporation.

Revenues – Discontinued Operations

Our revenue mix is diversified between medical treatments and physiological treatments. Our medical treatments are further segmented into traditional medical and regenerative medicine practices. We were an in-network provider for traditional physical medical treatments, such as physical therapy, chiropractic services and medical evaluations, with most private health insurance carriers. Regenerative medical treatments are typically not covered by insurance, but paid by the patient. For more information on our revenue recognition policies, see “Critical Accounting Policies and Estimates - Revenue Recognition.”

Revenues from discontinued operations for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands, unaudited)
Revenues:
Outpatient facility services	$-	$1,815
Memberships	-	166
Retail clinics	-	119
Total revenues	$-	$2,100

See the table below for more information regarding our revenue breakdown by service type for discontinued operations.

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Revenues:
Medical treatments	-%	67%
Physical therapy	-%	26%
Chiropractic care	-%	4%
Memberships	-%	3%
	-%	100%

Consolidated Results

Total revenues decreased approximately $2.1 million due to the closure or sale of all locations.

IMAC Clinics

The revenue decrease attributed to IMAC Clinics was $2.0 million due to the closure or sale of all locations.

Retail Clinics

The Company began opening retail clinics in Walmart in June 2021. The retail clinics provided outpatient chiropractic and spinal care services. The revenue decrease attributed to the retail clinics was $0.1 million due to the closure or sale of all locations.

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

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and Benefits	2024	2023	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$150,000	$638,000	$(488,000)	(77)%

Salaries and benefits expenses for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, decreased by 77%. A decrease would have been expected considering the Company sold or closed all locations.

Advertising and marketing consist of marketing, business promotion and brand recognition.

Advertising and Marketing	2024	2023	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$0	$8,000	$(8,000)	(100)%

Advertising and marketing expenses decreased $8,000 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Advertising and marketing efforts were terminated when the decision was made to sell or close all locations.

General and administrative expense (“G&A”) consist of all other costs than advertising and marketing, salaries and benefits, patient expenses and depreciation.

General and Administrative	2024	2023	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$258,000	$603,000	$(345,000)	(57)%

G&A decreased $345,000 in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to the sale or closure of all locations.

FDA Clinical Trial

In August 2020, the United States Food and Drug Administration (the “FDA”) approved the Company’s investigational new drug application. The Company has completed Phase 1 of the clinical trial, which was conducted over a 12-month period. The Company incurred $37,000 in expenses related to consultants, supplies and software for the clinical trial for the three months ended March 31, 2023, which is included in the G&A totals above. This is compared to $0 that was incurred for the trial for the three months ended March 31, 2024.

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions.

Depreciation and Amortization	2024	2023	Change from Prior Year	Percent Change from Prior Year

Three Months Ended March 31	$0	$47,000	$(47,000)	(100)%

Depreciation and amortization decreased due to the sale of assets and impairment of intangibles assets for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Analysis of Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payers.

During the three months ended March 31, 2024, net cash used in operations decreased to approximately $0.2 million compared to $1.4 million for the three months ended March 31, 2023. This decrease was primarily attributable to our lower net loss for the three months ended March 31, 2024 and discontinuance of our operations.

Net cash provided by investing activities during the three months ended March 31, 2024 and 2023 was approximately $0 and $1.05 million, respectively. This was attributed to the sale of Louisiana Orthopedic operations during the three months ended March 31, 2023.

Net cash used in financing activities during the three months ended March 31, 2024 and 2023 was approximately $2,000 and $6,000, respectively.

Liquidity and Capital Resources

As of March 31, 2024, we had $0.02 million in cash and negative working capital of $1.2 million. As of December 31, 2023, we had cash of $0.2 million and negative working capital of $0.8 million. The decrease in working capital was primarily due to the use of cash for operating expenses and no revenues during the three months ended March 31, 2024.

As of March 31, 2024, we had approximately $2.1 million in current liabilities. Approximately $0.8 million of our current liabilities outstanding were to our vendors, which we have historically paid down in the normal course of our business and accrued payroll. The current portion of our operating lease liability accounted for approximately $0.1 million of our current liabilities.

As of March 31, 2024, we had an accumulated deficit of $56.3 million. We anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed or favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current of future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Our management team has determined that our financial condition raises substantial doubt as to our ability to continue as a going concern.

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

Contractual Obligations

The following table summarizes our contractual obligations by period as of March 31, 2024:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years
Operating lease obligations	506,547	117,758	307,098	81,691
	$506,547	$117,758	$307,098	$81,691

Impact of Inflation

We believe that inflation had a material impact on our results of operations for the three months ended March 31, 2024 and 2023. Inflation was evident in staffing and supply costs related to the delivery of patient care. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2024. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2024.

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

The Company is providing these additional risk factors to supplement the risk factors contained in Item 1A. of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023.

If our product were to become the subject of concerns related to its efficacy, safety, or otherwise, our ability to generate revenues from our product could be seriously harmed.

With the use of any newly marketed technology by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the technology itself. Any safety issues could cause us to suspend or cease marketing of our approved technology, cause us to modify how we market our approved technology, subject us to substantial liabilities, and adversely affect our revenues and financial condition. In the event of a withdrawal of our product from the commercial market, our revenues would decline significantly and our business would be seriously harmed and could fail.

Adoption of our product for the analysis of patients with either early stage or advanced cancer may be slow or limited for a variety of reasons, including competing therapies and perceived difficulties in the treatment process or delays in obtaining reimbursement. If our product is not broadly accepted as a technology option for cancer, our business would be harmed.

The rate of adoption of our product for early stage or advanced cancer and the ultimate market size will be dependent on several factors, including the education of treating physicians on the information provided by our product. A significant portion of the prospective patient base for the product may be under the care of oncologists who may have little or no experience with our technology. Acceptance by oncologists of our product may be slow and may require us to educate physicians on the benefits of using our technology.

To achieve global success for our product as a technology, we will need to obtain approvals by foreign regulatory authorities. Data from our completed clinical trials of our product may not be sufficient to support approval for commercialization by regulatory agencies governing the sale of drugs outside of the United States. This could require us to spend substantial sums to develop sufficient clinical data for licensure by foreign authorities. Submissions for approval by foreign regulatory authorities may not result in marketing approval by these authorities. In addition, certain countries require pricing to be established before reimbursement for the specific technology may be obtained. We may not receive or maintain marketing approvals at favorable pricing levels or at all, which could harm our ability to market our product globally. Cancer is common in many regions where the healthcare support systems are limited and reimbursement for our product may be limited or unavailable, which will likely limit or slow adoption in these regions. If we are unable to successfully achieve the full global market potential of our product due to diagnostic practices or regulatory hurdles, our future prospects would be harmed, and our stock price could decline.

Our product in clinical development may be limited in use if we do not maintain or gain required regulatory approvals.

Our clinical business may be subject to extensive regulation by numerous state and federal governmental authorities in the United States and potentially by foreign regulatory authorities, with regulations differing from country to country.

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

Regulatory authorities could also add new regulations or reform existing regulations at any time, which could affect our ability to obtain or maintain approval of our technology. Our product is a novel technology. As a result, regulatory agencies lack experience with it, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product outside of the United States. We are unable to predict when and whether any changes to regulatory policy affecting our business could occur, and such changes could have a material adverse impact on our business. If regulatory authorities determine that we have not complied with regulations in the research and development of our predictive biomarkers, they may not approve the technology candidate and we would not be able to market and sell it. If we were unable to market and sell our technology candidate, our business and results of operations would be materially and adversely affected.

We could face competition from other technologies and products that could impact our profitability.

We may face competition in Europe from other technologies and products, and we expect we may face competition from those technologies and products in the future in the United States as well. To the extent that governments adopt more permissive approval frameworks and competitors are able to obtain broader marketing approval for predictive biomarkers, our technology will become subject to increased competition. Expiration or successful challenge of applicable patent rights could trigger such competition, and we could face more litigation regarding the validity and/or scope of our patents. We cannot predict the end results other technologies or other competing products could have on the future potential sales of our services.

We use hazardous materials in our business and must comply with environmental laws and regulations, which can be expensive.

Our operations produce hazardous waste products, including chemicals, radioactive and biological materials. We are subject to a variety of federal, state and local laws and regulations relating to the use, handling, storage and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials complies with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We generally contract with third parties for the disposal of such hazardous waste products. We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Environmental Protection Agency (the “EPA”). Additionally, we must comply with the regulations under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. OSHA and/or the EPA may promulgate regulations that may affect our research and development programs. We may be required to incur further costs to comply with current or future environmental and safety laws and regulations. In addition, in the event of accidental contamination or injury from these materials, we could be held liable for any damages that result, including remediation, and any such liability could exceed our resources.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 10, 2018 and incorporated herein by reference).

3.3	Certificate of Correction of the Certificate of Incorporation of IMAC Holdings, Inc. filed with the Delaware Secretary of State on August 8, 2019 (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2019 and incorporated herein by reference).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 convertible Preferred Stock of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023 and incorporated herein by reference).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 convertible Preferred Stock of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023 and incorporated herein by reference).

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 convertible Preferred Stock of IMAC Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2023 and incorporated herein by reference).

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B-2 convertible Preferred Stock of IMAC Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2023 and incorporated herein by reference).

3.8	Certificate of Designations of Series C-1 Convertible Preferred Stock (filed as Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024 and incorporated herein by reference).

3.9	Certificate of Designations of Series C-2 Convertible Preferred Stock (filed as Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of IMAC Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAC HOLDINGS, INC.

Date: May 15, 2024	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Sheri Gardzina
Sheri Gardzina
Chief Financial Officer (Principal Financial and Accounting Officer)

