Form 10-Q
period 2024-06-30
IMAC Holdings, Inc.
filed 2024-12-18
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3401 Mallory Lane, Suite 100, Franklin, Tennessee	37067
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BACK	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 18, 2024, the registrant had 2,013,199 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$890,610	$221,511
Accounts receivable, net	15,750	-
Prepaid expenses and other current assets	213,016	94,711
Note receivable, net	-	731,067
Assets of discontinued operations	95,041	96,830
Total current assets	1,214,417	1,144,119

Property and equipment, net	1,009,066	-

Total assets	$2,223,483	$1,144,119

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,327,551	$454,055
Dividends payable	857,481	130,000
Note payable, net	1,014,444	-
Liabilities of discontinued operations	1,318,806	1,312,711
Total current liabilities	4,518,282	1,896,766

Commitment and Contingencies – Note 12

Stockholders’ deficit:
Preferred stock - $0.001 par value, 5,000,000 authorized, 3,864 Series C-1, 1,276 Series C-2, 17,364 Series D, 24,172 Series E and 450 Series F issued and outstanding at June 30, 2024 and 5,000,000 authorized, 2,645 Series B-1 and 1,905 Series B-2 issued and outstanding at December 31, 2023.	47	5
Common stock - $0.001 par value, 60,000,000 authorized; 1,494,272 issued and outstanding at June 30, 2024 and 1,148,321 issued and outstanding at December 31, 2023.	1,150	1,149
Additional paid-in capital	55,432,952	55,184,524
Accumulated deficit	(57,728,948)	(55,938,325)
Total stockholders’ deficit	(2,294,799)	(752,647)

Total liabilities and stockholders’ deficit	$2,223,483	$1,144,119

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues, net	$15,750	$-	$15,750	$
Cost of revenues	72,002	-	72,002		-
Gross profit	(56,252)	-	(56,252)		-

Operating expenses:

General and administrative	1,345,692	835,778	1,754,322		2,131,944
Loss on disposal or impairment of assets	-	301,904	-		301,756
Total operating expenses	1,345,692	1,137,682	1,754,322		2,433,700

Operating loss	(1,401,944)	(1,137,682)	(1,810,574)		(2,433,700)

Other income (expense):
Interest income	791	1	995		3
Interest expense	(11,953)	(21,217)	(52,426)		(22,063)
Total other income (expenses)	(11,162)	(21,216)	(51,431)		(22,060)

Net loss before income taxes	(1,413,106)	(1,158,898)	(1,862,005)		(2,455,760)

Income taxes	-	-	-		-

Net loss from continuing operations	(1,413,106)	(1,158,898)	(1,862,005)		(2,455,760)

Net income (loss) from discontinued operations	29,702	(244,409)	71,382		(2,646,200)

Net loss	(1,383,404)	(1,403,307)	(1,790,623)		(5,101,960)

Preferred dividends	(648,116)	-	(727,481)		-

Net loss available to common stockholders	$(2,031,520)	$(1,403,307)	$(2,518,104)		$(5,101,960)

Net loss per share from continuing operations – Basic and diluted	$(1.74)	$(1.05)	$(2.22)		$(2.23)

Income (Loss) per share from discontinued operations – Basic and diluted	$0.03	$(0.22)	$0.06		$(2.40)
Net loss per share – Basic and diluted	$(1.72)	$(1.28)	$(2.16)		$(4.63)

Weighted average common shares outstanding
Basic and diluted	1,181,390	1,100,568	1,164,856		1,100,504

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Number of Shares	Par	Number of Shares	Par	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance, March 31, 2024	4,550	5	1,148,321	1,149	55,105,159	(56,345,544)	(1,239,231)
Issuance of preferred stock net of issuance costs	43,462	43	-	-	975,909	-	975,952
Dividends declared					(648,116)	-	(648,116)
Conversion of preferred stock into common shares	(886)	(1)	345,951	1	-	-	-
Net loss	-	-	-	-	-	(1,383,404)	(1,383,404)
Balance, June 30, 2024	47,126	$47	1,494,272	$1,150	$55,432,952	$(57,728,948)	$(2,294,799)

	Common Stock		Additional
	Number of Shares	Par	Paid-In Capital	Accumulated Deficit	Total

Balance, March 31, 2023	1,100,568	$1,101	$51,214,247	$(50,218,393)	$996,955
Issuance of common stock	8,767	9	47,373	-	47,382
Net loss	-	-	-	(1,403,307)	(1,403,307)
Balance, June 30, 2023	1,109,335	$1,110	$51,261,620	$(51,621,700)	$(358,970)

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance, January 1, 2024	4,550	$5	1,148,321	$1,149	$55,184,524	$(55,938,325)	$(752,647)
Issuance of preferred stock net of issuance costs	43,462	43	-	-	975,909	-	975,952
Dividends declared					(727,481)	-	(727,481)
Conversion of preferred stock into common shares	(886)	(1)	345,951	1	-	-	-
Net loss	-	-	-	-	-	(1,790,623)	(1,790,623)
Balance, June 30, 2024	47,126	$47	1,494,272	$1,150	$55,432,952	$(57,728,948)	$(2,294,799)

	Common Stock		Additional
	Number of Shares	Par	Paid-In Capital	Accumulated Deficit	Total

Balance, January 1, 2023	1,097,843	$1,098	$51,169,898	$(46,519,740)	$4,651,256
Issuance of common stock from ATM	2,725	3	16,647	-	16,650
Issuance of common stock - compensation	8,767	9	47,373	-	47,382
Share based compensation, net	-	-	27,702	-	27,702
Net loss	-	-	-	(5,101,960)	(5,101,960)

Balance, June 30, 2023	1,109,335	$1,110	$51,261,620	$(51,621,700)	$(358,970)

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024		2023
Cash flows from operating activities:
Net loss		$(1,790,623)	$(5,101,960)
Net income (loss) from discontinued operations		71,382	(2,646,200)
Net loss from continuing operations		(1,862,005)	(2,455,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		34,795	309,618
Interest expense - OID		14,444	-
Share based compensation, net		-	131,060
Loss on disposition or impairment of assets		-	1,695,161
Bad debt expense (recovery)		-	6,795
Changes in operating assets and liabilities:
Accounts receivable		(15,750)	546,496
Prepaid expenses and other current assets		(55,073)	68,780
Security deposits		-	85,304
Right of use lease liability		-	(94,532)
Accounts payable and accrued expenses		882,079	738,521
Patient deposits		-	(55,527)
Net cash provided (used) in operating activities from continuing operations		(1,001,510)	975,916
Net cash provided (used) in operating activities from discontinued operations		71,382	(2,646,200)
Net cash used in operating activities		(930,128)	(1,670,284)

Cash flows from investing activities:
Proceeds from sale of Chicago		-	80,000
Proceeds from sale of fixed assets		-	1,050,000
Note receivable		(375,000)	-
Net cash used in investing activities		(375,000)	1,130,000

Cash flows from financing activities:
Proceeds from issuance of common stock		-	64,032
Proceeds from issuance of preferred stock, net of offering costs		975,951	-
Payments on notes payable		-	(30,117)
Proceeds from notes payable		1,000,000	-
Payments on finance lease obligation		(1,724)	(9,840)
Net cash provided in financing activities		1,974,227	24,075

Net increase (decrease) in cash		669,099	(516,209)

Cash, beginning of period		221,511	763,211

Cash, end of period		$890,610	$247,002

Supplemental cash flow information:
Interest paid	$		$24,826
Income tax		$-	$-
Non-cash investing and financial activities:
Accrued dividends		$857,000	$-
Settlement of notes receivable in connection with asset purchase agreement		$1,083,000

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

Note 1 – Description of Business

We provide services related to proteomic products that identify and support oncology clinical treatment decisions and biopharmaceutical drug development.

Continuing operations

The continuing operations of the business are precision medicine in cancer treatment based on activated protein analysis. The Company has acquired laboratory capabilities from Theralink Technologies, Inc, and has the technical capability and intellectual property licenses to engage in clinical testing of breast cancer patients to determine which medications and treatments will be most effective. The Company also engages in collaborations with biopharmaceutical companies to identify drug targets based on activated protein analysis. Drug makers benefit from the application of our technology in target identification, clinical trial design, and clinical trial execution.

Discontinued operations

Until recently, IMAC Holdings, Inc. was a holding company for IMAC Regeneration Centers, The BackSpace retail stores and our Investigational New Drug division. As of June 30, 2024 and December 31, 2023, the Company has sold or discontinued patient care at all our locations and has accordingly presented this component as discontinued operations. (See Note 10)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Statements

The unaudited consolidated financial statements for the three and six months ended June 30, 2024 and 2023 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of June 30, 2024 and 2023, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the unaudited consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2023 included in our Annual Report on Form 10-K/A filed with the SEC on May 2, 2024.

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

Revenue Recognition

The Company’s continuing revenues are from individual patient protein analysis and collaborations with biopharmaceutical companies. The fees for individual patient services are billed either to the patient or a third-party payor, including Medicare. The fees for the biopharmaceutical collaborations are billed directly to the company.

Recently Issued Accounting Standards

On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The new standard is effective for the Company for its fiscal year ending December 31,2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

Note 3 –Liquidity and Going Concern Considerations

The Company’s consolidated financial statements are prepared in accordance with GAAP and includes the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically and expects to incur operating losses and cash outflows from operations and as a result concludes that there is substantial doubt to continue as a going concern twelve months from the issuance of these statements.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment consisted of the following at June 30, 2024 and December 31, 2023:

	Estimated Useful Life in Years	June 30, 2024	December 31, 2023

Equipment	5	1,044,000	762
Total property and equipment		1,044,000	762

Less: accumulated depreciation		(35,000)	-
		(35,000)	762
Total property and equipment, net		$1,009,000	$762

Depreciation was approximately $35,000 and $233,000 for the six months ended June 30, 2024 and 2023, and $35,000 and $87,000 for the three months ended June 30, 2024 and 2023, respectively.

Note 5 – Settlement and Release Agreement - Theralink

During the six months ended June 30, 2024, the Company entered into several financing transactions with Theralink Technologies, Inc. that culminated in an acquisition of Theralink assets. Pursuant to the Settlement and Release Agreement, the Company acquired certain assets which resulted in the recording of long lived assets of $1.1 million. The Note receivables of $1.1 million was settled as part of the arrangement. In addition, in order to receive releases from security holders of Theralink, the Company issued 24,172 shares of Series E preferred stock. The Series E preferred stock was valued at a de minimis value. Series E preferred stock does not have any voting rights and each preferred share has a conversion price of $3.641 per share.

Note 6 – Note Payable

Notes payable at June 30, 2024 and December 31, 2023 were comprised of the following:

	Interest rate	Due date	June 30, 2024	December 31, 2023
40% OID promissory note	OID only	June 18, 2025	$1,400,000	$-
Total notes payable			1,400,000	-
Less: unamortized debt discounts			(386,000)	-
Notes payable			$1,014,000	$-

During the quarter, the Company issued promissory notes (the “Notes”) to certain lenders (the “Lenders”) in the aggregate principal amount of $1,400,000 (the “Principal”), for an aggregate purchase price from the Lenders of $1,000,000.

Note 7 – Preferred Stock

Preferred Stock sold for cash

During the six months ended June 30, 2024, the Company sold 1,276, 17,364, 24,172 and 450 shares of Series C-2, Series D, Series E and Series F respectively for gross proceeds of $1.35 million.

Series C-2, Series D, Series E and Series F have dividends equal to 10% per annum.

In connection with the sale of Preferred Stock, the Company issued common stock purchase warrants of 2.8 million with a weighted average exercise price of $2.60. The warrants were accounted for in equity and have a value of $8.4 million.

Inputs associated with the value of those warrants is Contractual term of 5 years, Volatility of 157%, Dividend Yield of 0% and risk free rate of 4.33%.

Preferred stock exchanged

During the six months ended June 30, 2024, certain investors exchanged 4,550 shares of Series B-1 and B-2 for shares of Series C-1. The share exchange was accounted for as a modification; however, the difference in fair value was de minimis. The Series C-1 have dividends equal to 10% per annum.

Liquidation preference

Liquidation Value

Total Value
Series C & F	$6,269,000
Series D & E	46,209,000
Total	$52,478,000

Note 8 – Common stock purchase warrants

	Number of Warrants	Weighted Average Exercise Price Per Share

January 1, 2024	2,474,284	$8.80
Granted	2,756,084	2.60
Expired	(2,302,137)	8.62
June 30, 2024	2,928,231	$4.12

Note 9 - Net Loss Per Share

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

	June 30,
	2024	2023

Common Stock Purchase Warrants	2,928,231	398,582
Preferred shares C-1	1,043,388	-
Preferred shares C-2	509,318	-
Preferred shares D	4,828,637	-
Preferred shares E	6,721,844	-
Preferred shares F	134,043	-
Stock options	1,312	4,368
	16,166,773	402,950

Note 10 – Discontinued operations

	June 30,	December 31,
	2024	2023

Assets
Accounts receivable, net	$-	$-
Other current assets	-	1,028
Property and equipment, net	-	762
Other assets	95,041	95,040
Net assets from discontinued operations	$95,041	$96,830

Liabilities
Accounts payable and accrued expenses	$868,040	$860,221
Other current liabilities	163,792	108,088
Other liabilities	286,974	344,402
Net liabilities from discontinued operations	$1,318,806	$1,312,711

The following table shows the unaudited results of income (loss) from discontinued operations:

	June 30,
	2024	2023
Patient revenues, net	$-	$3,437,338

Operating expenses (recovery)	(83,412)	4,687,372
Other expenses	12,030	1,396,166
Total (recovery) costs and expenses	(71,382)	6,083,538

Income (loss) from discontinued operations, net of income taxes	$71,382	$(2,646,200)

Revenue and Accounts Receivable

As of June 30, 2024 and December 31, 2023, the Company had discontinued operations revenue and accounts receivable concentrations:

	June 30, 2024		December 31, 2023
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable

Medicare payment	0%	0%	24%	0%

Note 11 – Commitments and Contingencies

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

Progressive Health

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

Advantage Therapy

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

Kentucky

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

As of June 30, 2024 and December 31, 2023, the Company has not recorded a provision for any of these claims, as management does not believe that an estimate of a possible loss or range of loss can reasonably be made at this time.

Note 12 - Subsequent Events

Issuance of promissory notes

Between September 12, 2024 and October 30, 2024, the Company issued promissory notes (the “September-October 2024 Notes”) to certain lenders in the aggregate principal amount of $840,000, for an aggregate purchase price from the Lenders of $600,000. The September-October 2024 Notes are unsecured and mature on the earlier of (i) the date of consummation of any offering or offerings, individually or in the aggregate, of securities with gross proceeds of at least $1,000,000, and (ii) June 18, 2025.

Issuance of Series G convertible preferred stock

On November 12, 2024, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell, and the Investors agreed to purchase, 4,676 shares of Series G convertible preferred stock, par value $0.001 per share (“Series G Preferred Stock”) and warrants (the “Warrants”, and, together with the Series G Preferred Stock, the “Securities”), (at a purchase price of $800 for each Preferred Share and Warrant to purchase one share of Common Stock) for aggregate proceeds of $3,740,000. Such investment is referred to as the “PIPE Financing”. As of November 14, 2024, the Company consummated the PIPE Financing. Additional sales of Series G Preferred Stock and related Warrants may be made in future closings. The Company has used $2,240,000 of the proceeds of the PIPE Financing to repay $2,240,000 of outstanding promissory notes of the Company and intends to use the remainder of the net proceeds of this offering for general corporate purposes.

Third party audit

On November 22, 2024, following a post-payment records review, the Company received notification from Covent Bridge Group that it estimates The Ozzie Smith Center in St. Louis, MO was overpaid CMS funds in the amount of $1,096,346.51.  That estimated extrapolated overpayment is associated with claims of service from February 26, 2020 through January 2, 2024.  It followed the review of 83 claim line items and an actual overpayment of $8,284.51 for claims with dates of service from September 1, 2022 through October 4, 2022. The Company is currently planning to appeal by filing a redetermination request.

Lease

The Company and its subsidiary are in default in a foreclosure action regarding a lease for its former clinic location in Tampa, Florida. The Company has surrendered the premises and is in discussions with the landlord regarding outstanding amounts. At present, we cannot evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition as of June 30, 2024 and for the six months ended June 30, 2024 and 2023 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

References in this MD&A to “we,” “us,” “our,” “our company,” “our business” and “IMAC Holdings” are to IMAC Holdings, Inc., a Delaware corporation and prior to the Corporate Conversion (defined below), IMAC Holdings, LLC, a Kentucky limited liability company, and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: Ignite Proteomics, LLC, IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”), IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) IMAC Management of Illinois, LLC (“IMAC Illinois”), Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”), IMAC Management of Florida, LLC (“IMAC Florida”), Louisiana Orthopaedic & Sports Rehab (“IMAC Louisiana”) and The Back Space, LLC (“BackSpace”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); the following entities which are consolidated with IMAC Management of Illinois, LLC due to control by contract: Progressive Health and Rehabilitation, Ltd., Illinois Spine and Disc Institute, Ltd. and Ricardo Knight, P.C.; the following entities which is consolidated with IMAC Management Services, LLC due to control by contract: Integrated Medicine and Chiropractic Regeneration Center PSC (“Kentucky PC”) and IMAC Medical of Kentucky PSC (“Kentucky PSC”); the following entities which are consolidated with IMAC Florida due to control by contract: Willmitch Chiropractic, P.A. and IMAC Medical of Florida, P.A.; the following entity which is consolidated with Louisiana Orthopaedic & Sports Rehab due to control by contract: IMAC Medical of Louisiana, a Medical Corporation; and the following entities which are consolidated with BackSpace due to control by contract: ChiroMart LLC, ChiroMart Florida LLC, and ChiroMart Missouri LLC.

Overview

The continuing operations of the business is precision medicine in cancer treatment based on activated protein analysis. The Company has acquired laboratory capabilities from Theralink Technologies, Inc, and has the technical capability and intellectual property licenses to engage in clinical testing of breast cancer patients to determine which medications and treatments will be most effective. The Company also engages in collaborations with biopharmaceutical companies to identify drug targets based on activated protein analysis. Drug makers benefit from the application of our technology in target identification, clinical trial design, and clinical trial execution. Ultimately our technology will be used to both gain FDA approval for treatments and also determine which patients will most benefit from those treatments.

We were a provider of movement and orthopedic therapies and minimally invasive procedures performed through our regenerative and rehabilitative medical treatments to improve the physical health of our patients. Given the Company’s financial position during 2023, the Company decided to close its underperforming locations and sold it’s remaining practices.

Significant financial metrics

Significant financial metrics of the Company for the second quarter of 2024 are set forth in the bullets below.

●	Working capital deficit is ($3.3 million) as of June 30, 2024 compared to a working capital deficit of ($0.8) million as of December 31, 2023.

●	The Company had revenues of $15K from the collaboration with biopharmaceutical companies.

Matters that May or Are Currently Affecting Our Business

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	Our ability to obtain additional financing for the projected costs associated with the asset purchase and the personnel involved, if and when needed;

●	Our ability to attract competent, skilled laboratory and sales personnel for our laboratory operations at acceptable prices to manage our overhead; and

●	Our ability to control our operating expenses and our ability to prove the asset acquisition will be beneficial to our Company and stockholders.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors. In addition, there are other items within our financial statements that require estimation but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Results of Operations for the Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023

In 2023, the Company decided to discontinue business activities related to its underperforming clinic locations and BackSpace retail stores. As of December 31, 2023, all locations had been closed and all assets had been sold. We owned our medical clinics directly or had entered into long-term management services agreements to operate and control these medical clinics by contract. Our preference was to own the clinics; however, some state laws restrict the corporate practice of medicine and require a licensed medical practitioner to own the clinic. Accordingly, our managed clinics were owned exclusively by a medical professional within a professional service corporation (formed as a corporation or a limited liability company) under common control with us in order to comply with state laws regulating the ownership of medical practices. We were compensated under management services agreements through service fees based on the cost of the services provided, plus a specified markup percentage, and a discretionary annual bonus determined in the sole discretion of each professional service corporation.

Revenues – Continuing Operations

The continuing operations of the business is precision medicine in cancer treatment based on activated protein analysis. The Company has the technical capability and intellectual property licenses to engage in clinical testing of breast cancer patients to determine which medications and treatments will be most effective. The Company also engages in collaborations with biopharmaceutical companies to identify drug targets based on activated protein analysis. Drug makers benefit from the application of our technology in target identification, clinical trial design, and clinical trial execution. Ultimately our technology will be used to both gain FDA approval for treatments and also determine which patients will most benefit from those treatments.

Revenues from continuing operations for the three months and six months ended June 30, 2024 consisted of $15,750 from Biopharmaceutical companies.

Revenues – Discontinued Operations

Our revenue mix was diversified between medical treatments and physiological treatments. Our medical treatments were further segmented into traditional medical and regenerative medicine practices. We were an in-network provider for traditional physical medical treatments, such as physical therapy, chiropractic services and medical evaluations, with most private health insurance carriers. Regenerative medical treatments are typically not covered by insurance, but paid by the patient. For more information on our revenue recognition policies, see “Critical Accounting Policies and Estimates - Revenue Recognition.”

Operating Expenses – Continuing Operations

Operating expenses consist of laboratory supplies, salaries and benefits, share based compensation, advertising and marketing, general and administrative expenses and depreciation expenses.

Laboratory supplies

Laboratory supplies consists of supplies necessary to perform clinical tests.

Laboratory supplies for the three months and six months ended June 30, 2024 was approximately $37,000 due to the acquisition of the laboratory in the quarter.

Salaries and benefits

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and benefits expenses for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, remained flat due to the decrease in the staff in 2023 from the closure of the clinics and the additional staff in 2024 due to the laboratory acquisition. The expenses for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 decreased due to the lower staff count in the first four months of 2024.

General and administrative expense (G&A”)

General and administrative expense (“G&A”) consist of all other costs than advertising and marketing, salaries and benefits, patient expenses and depreciation.

G&A increased $510,000 in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due to the additional costs associated with adding the laboratory in the quarter. G&A decreased $378,000 in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to the sale or closure of all locations in 2023 and the addition of the laboratory in 2024.

Depreciation

Depreciation is related to our property and equipment purchases to use in the course of our business activities. Amortization is related to our business acquisitions. Depreciation and amortization decreased due to the sale of assets and impairment of intangibles assets for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Depreciation was consistent for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Analysis of Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payors.

During the six months ended June 30, 2024, net cash used in operations decreased to approximately $0.9 million compared to $1.7 million for the six months ended June 30, 2023. This decrease was primarily attributable to our lower net loss for the six months ended June 30, 2024 and discontinuance of our operations in 2023.

Net cash provided by investing activities during the six months ended June 30, 2024 and 2023 was approximately ($0.4) and $1.1 million, respectively. This was attributed to the sale of Louisiana Orthopedic operations during the six months ended June 30, 2023.

Net cash provided by financing activities during the six months ended June 30, 2024 and 2023 was approximately $2.0 million and $0.02 million, respectively. The increase is due to the issuance of notes payable and preferred stock.

Liquidity and Capital Resources

As of June 30, 2024, we had $0.9 million in cash and negative working capital of $3.3 million. As of December 31, 2023, we had cash of $0.2 million and negative working capital of $0.8 million. The decrease in working capital was primarily due to the use of cash for operating expenses and minimal revenues during the six months ended June 30, 2024.

As of June 30, 2024, we had approximately $4.5 million in current liabilities. Approximately $1.1 million of our current liabilities outstanding were to our vendors. The current portion of our operating lease liability accounted for approximately $0.1 million of our current liabilities.

As of June 30, 2024, we had an accumulated deficit of $57.7 million. We anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed or favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current of future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Our management team has determined that our financial condition raises substantial doubt as to our ability to continue as a going concern.

Private Offering

During the six months ended June 30, 2024, the Company sold 1,276, 17,364, 24,172 and 450 shares of Series C-2, Series D, Series E and Series F respectively for gross proceeds of $1.35 million .

In connection with the sale of Preferred Stock, the Company issued common stock purchase warrants of 2.7 million with a weighted average exercise price of $2.74.

During the six months ended June 30, 2024, certain investors exchanged 4,550 shares of Series B-1 and B-2 for shares of Series C-1. The share exchange was recorded at a de minimis value.

Contractual Obligations

The following table summarizes our contractual obligations by period as of June 30, 2024:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years
Operating lease obligations	506,547	117,758	307,098	81,691
	$506,547	$117,758	$307,098	$81,691

Impact of Inflation

We believe that inflation had a material impact on our results of operations for the six months ended June 30, 2024 and 2023. Inflation was evident in staffing and supply costs related to the delivery of patient care. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2024. The material weaknesses are as follows:

1.	We do not have sufficient resources in our accounting department, which restricts our ability to gather, analyze and properly review information related to financial reporting, including applying complex accounting principles relating to consolidation accounting, related party transactions, fair value estimates, accounting contingencies and analysis of financial instruments for proper classification in the consolidated financial statements, in a timely manner;

2.	Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2024.

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

Except for the additional or updated risk factors set forth below, there have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2024.

Risks Related to our Business

If we are unable to successfully integrate the assets we purchased from Theralink, our financial results could be adversely affected.

On May 1, 2024, we acquired certain assets of Theralink. The Company is still in the process of integrating such assets into its control and business. On May 30, 2024, we formed our wholly-owned subsidiary, Ignite, to operate a medical lab, deliver services related to the assets we acquired from Theralink and collect fees for services rendered. Ignite is in the process of obtaining credentials for reimbursement for our Ignite test by Medicare and certain third-party payors. Until such time as Ignite is credentialed, we will accept payment from private insurers. Our Board has also approved the creation of the Ignite Compassionate Care program to enable those without private insurance or private funds to access our Ignite test when needed until we are credentialed and thereafter for those without access to any form of insurance. Any failure of the Company to obtain additional license agreement assignments, obtain credentials for reimbursement by Medicare and certain other third party providers or otherwise integrate the acquired assets limit our ability to generate or increase revenue and could adversely affect our financial results.

We will need additional funding to achieve our goals and may be unable to raise additional capital when needed, which would force us to delay, reduce or eliminate our product development and commercialization efforts. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

We expect to expend substantial resources for the foreseeable future to continue the development and commercialization of our technology. We may not be able to generate significant revenues for several years, if at all. Until such time as we can generate substantial service revenues, we may attempt to finance our cash needs through equity offerings, debt financings, government and/or other third-party grants or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our investors’ ownership interest will be diluted. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more research or development programs, which would adversely impact potential revenues, results of operations and financial condition. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development activities.

We may fail completely to implement key elements of our growth and expansion strategy, which could adversely affect our operations and financial performance.

On May 30, 2024, we formed a wholly-owned subsidiary, Ignite, to operate a medical lab, deliver services related to the assets we acquired from Theralink and collect fees for services rendered. Ignite is in the process of obtaining credentials for reimbursement for our Ignite test by Medicare and certain third-party payors. Until such time as Ignite is credentialed, we will accept payment from private insurers. Our Board has also approved the creation of the Ignite Compassionate Care program to enable those without private insurance or private funds to access our Ignite test when needed until we are credentialed and thereafter for those without access to any form of insurance.

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

We may be required to recognize goodwill, intangible assets or other long-lived asset impairment charges.

Goodwill and indefinite-lived intangible assets are not amortized and are subject to impairment testing at least annually. Future events may cause impairments of our goodwill or long-lived assets based on factors such as the price of our common stock, projected cash flows, assumptions used or other variables. Acquisitions, including our recent acquisition of the certain assets of Theralink, may require us to record an increase in goodwill and intangible assets, which have the risk of impairment if the future operating results and cash flows of such acquisitions are lower than our initial estimates. In the event that we determine that there is an impairment, we may be required to record a significant non-cash charge to earnings that could adversely affect our results of operations.

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

Our financial results could be adversely affected by liabilities from our discontinued operations.

Until recently, we were a provider of movement and orthopedic therapies and minimally invasive procedures performed through our regenerative and rehabilitative medical treatments to improve the physical health of our patients at our chain of IMAC Regeneration Centers and BackSpace clinics which we owned or managed. As of December 31, 2023, we sold or discontinued patient care at all our locations including The BackSpace LLC.

Like other medical providers, our discontinued operations were subject to extensive regulation by government agencies in the U.S. Criminal charges, substantial fines and/or civil penalties, corporate integrity or deferred prosecution agreements, as well as reputational harm and increased public interest in a matter could result from government investigations of our discontinued business.

If we fail to achieve and sustain commercial success for our services, our business will suffer, our future prospects may be harmed, and our stock price would likely decline.

Prior to our acquisition of assets from Theralink, Theralink sold or marketed its product on a very limited basis. Unless we can continue to successfully commercialize our services or acquire the right to market other approved products or services, our business will be materially adversely affected. Our ability to generate revenues for our services will depend on, and may be limited by, a number of factors, including the following:

● acceptance of and ongoing satisfaction of our services by the medical community, patients receiving therapy and third-party payors in the United States, and eventually in foreign markets if we receive marketing approvals abroad;

● our ability to develop and expand market share for analyzing late-stage cancer patients, both in the United States and potentially in the rest of the world if we receive marketing approvals outside of the United States, in the midst of numerous competing technologies for late-stage cancer, many of which are already generally accepted in the medical community;

● adequate coverage or reimbursement for our services by government healthcare programs and third-party payors, including private health coverage insurers and health maintenance organizations; and

● the ability of patients to afford any required co-payments for our services.

Our competitors may develop and market products that are less expensive, more effective, safer or reach the market sooner, which may diminish or eliminate the commercial success of any products we may commercialize.

Competition in the cancer information field is intense and accentuated by the rapid pace of advancements in product development. Further, research and discoveries by others may result in breakthroughs that render potential technologies obsolete before they generate revenue.

Many universities and private and public research institutes may in the future become active in cancer research, which may be in direct competition with us.

Some of our competitors in the cancer predictive biomarker space have substantially greater research and development capabilities than we do. Their processing, marketing, financial and managerial resources may be greater than ours. Acquisitions of competing companies by large pharmaceutical and biotechnology companies could enhance our competitors’ resources. In addition, our competitors may obtain patent protection or FDA approval and commercialize predictive biomarkers more rapidly than we do, which may impact future sales of our technology. We expect that competition among technology options will be based, among other things, on price, safety, reliability, availability, patent protection, sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our technology cannot compete effectively in the marketplace.

Failure to retain key personnel could impede our ability to develop our technology and to obtain new collaborations or other sources of funding.

Companies like ours depend upon our scientific staff to discover new technologies and predictive biomarker. They utilize these biomarkers to recommend treatment guidance for cancer patients. The quality and reputation of our scientific, clinical and regulatory staff, especially the senior staff, and their success in performing their responsibilities, may directly influence the success of our technology development program.

Hiring and retention is difficult to manage, particularly in light of continually evolving laws relating to noncompete and non-solicitation agreements, including the Federal Trade Commission’s rule banning most noncompete agreements, which is currently being challenged by several business entities. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. In some cases, our competitors have required their employees to agree to non-compete and/or non-solicitation agreements as part of their employment. We also may not be able to enter such arrangements. Both scenarios present challenges and potential costs. Additionally, in some cases our relationship with a customer may be impacted by turnover in our team.

As we pursue successful commercialization of Ignite products, we will need to hire sales and marketing, and operations executive management staff in order to ensure our organizational success. In addition, we require additional executive officers to provide strategic and operational guidance. Our inability to recruit key management, scientific, clinical, regulatory, medical, operational and other personnel, may delay or prevent us from achieving our business objectives.

We must rely on relationships with third-party suppliers to supply necessary resources used in our technology. These relationships are not easy to replace.

We rely upon others for resources used in the production of predictive biomarkers for the Ignite assay. Problems with any of our suppliers’ facilities or processes could result in failure to produce or a delay in production of adequate information used in the production of the Ignite assay. This could delay or reduce commercial sales and materially harm our business. Any prolonged interruption in the operations of our suppliers’ facilities could result in a shortfall in the information necessary to complete our assay.

Our prospective revenues will be diminished if payors do not adequately cover or reimburse our services.

There has been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, private payors continually seek ways to reduce and control overall healthcare costs. An increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the coverage and reimbursement status of new applications and services. Third-party payors, including governmental payors such as Medicare and private payors, are scrutinizing new medical products and services and may not cover or may limit coverage and the level of reimbursement for our services. Third-party insurance coverage may not be available to patients for any of our existing service candidates or for tests we discover and develop, and a substantial portion of the testing for which we bill our hospital and laboratory clients may ultimately be paid by third-party payors. Likewise, any pricing pressure exerted by these third-party payors on our clients may, in turn, be exerted by our clients on us. If the government and other third-party payors do not provide adequate coverage and reimbursement for our tests, it could adversely affect our operating results, cash flow and our financial condition.

Regulatory changes, such as proposed government regulation of Laboratory Developed Tests, could require us to conduct additional clinical trials or result in delays, increased costs, or the failure to obtain necessary regulatory approvals, which could harm our business.

We intend to develop diagnostic tests for clients that cannot currently be provided using test kits approved or cleared by the FDA. The FDA has been considering changes to the way that it regulates these LDTs. Currently, all LDTs are conducted and offered in accordance with CLIA, and individual state licensing procedures. The FDA has published a draft guidance document that would require FDA clearance or approval of a subset of LDTs, as well as a modified approach for some lower risk LDTs that may require FDA oversight short of the full premarket approval or clearance process. Congress may enact legislation to provide a regulatory framework for the FDA’s role with regard to LDTs. As a result, there is a risk that the FDA’s proposed regulatory process could delay the offering of certain tests and result in additional validation costs and fees. This FDA approval or clearance process may be time-consuming and costly, with no guarantee of ultimate approval or clearance.

In 2014, FDA issued draft guidance announcing that it would end its historical policy of enforcement discretion regarding LDTs and outlining the first of multiple frameworks that have been proposed for their regulation. FDA announced in 2016 that it no longer planned to finalize its draft guidance and that it would continue to exercise enforcement discretion with respect to LDTs. On January 13, 2017, the FDA published a non-binding “Discussion Paper” proposing a framework of LDT oversight largely consistent with the draft guidance, “to spur further dialogue” and give “congressional authorizing committees the opportunity to develop a legislative solution.” Recent agency announcements made in the context of the COVID-19 public health emergency have produced a shifting policy landscape and further uncertainty regarding FDA’s role in regulating LDTs: in August 2020, HHS announced that FDA would not require premarket review of LDTs absent notice-and-comment rulemaking, but in November 2021, HHS issued a statement withdrawing that prior announcement, indicating a return to FDA’s longstanding approach to the regulation and enforcement discretion toward LDTs.

Congress has also considered a number of legislative proposals in recent years that would amend the regulatory framework for LDTs, including, among other requirements, FDA premarket review of certain LDTs. The most recent such proposal, the VALID Act, was introduced in both the House and Senate on June 24, 2021. A competing legislative proposal, the Verified Innovative Testing in American Laboratories Act of 2021 (“VITAL Act”), was introduced in the Senate on May 18, 2021. However, it remains uncertain whether Congress will enact legislation regulating LDTs, and, if so, whether the legislation will be similar to the framework described in FDA’s 2014 draft guidance or Discussion Paper, or either the VITAL or VALID Acts. It is possible that legislation and resulting FDA regulation may result in increased regulatory burdens and costs for us to seek marketing authorization for and maintain ongoing compliance for our existing tests, any modifications thereto, or any future tests we may develop. If the government begins to regulate our tests, it could require a significant volume of applications, which would be burdensome. Furthermore, governmental bodies could take a long time to review such applications and/or document responses if other laboratories were also required to file applications and/or document responses for each of their LDTs.

In the event that the FDA begins to regulate our tests, it may require additional pre-market clinical testing prior to submitting a regulatory notification or application for commercial sales. Such pre-market clinical testing could delay the commencement or completion of clinical testing, significantly increase our test development costs, delay commercialization of any future tests, and interrupt sales of our current tests. Additionally, the results of pre-clinical trials or previous clinical trials may not be predictive of future results, and clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, and the eligibility criteria for the clinical trial. Each of these outcomes would harm our ability to market our tests and/or to achieve sustained profitability.

If we are unable to safeguard against security breaches with respect to our information systems, our business may be adversely affected.

In the course of our business, we gather, transmit and retain confidential information through our information systems. Although we endeavor to protect confidential information through the implementation of security technologies, processes and procedures, it is possible that an individual or group could defeat security measures and access sensitive information about our business and employees. Any misappropriation, loss or other unauthorized disclosure of confidential information gathered, stored or used by us could have a material impact on the operation of our business, including damaging our reputation with our employees, third parties and investors. We could also incur significant costs implementing additional security measures and organizational changes, implementing additional protective technologies, training employees or engaging consultants. In addition, we could incur increased litigation as a result of any potential cyber-security breach. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber-security breach or other act, however, a cyber-security breach or other act and/or disruption to our information technology systems could have a material adverse effect on our business, prospects, financial condition or results of operations.

We are exposed to potential product liability claims, and insurance against these claims may not be adequate and may not be available to us at a reasonable rate in the future.

Our business exposes us to potential liability risks inherent in the research, development, manufacturing and marketing of our technology. We may be subject to liability for errors in the test results we provide to oncologists or for a misunderstanding of, or inappropriate reliance upon, the information we provide. We have commercial product liability insurance coverage. However, this insurance coverage may not be adequate to cover all claims against us. There is also a risk that adequate insurance coverage will not be available in the future on commercially reasonable terms, if at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur significant expenses to pay such a claim, could adversely affect our predictive biomarker development or technology sales and could cause a decline in our revenues. Even a successfully defended product liability claim could cause us to incur significant expenses to defend such a claim, could adversely affect our predictive biomarker development and could cause a decline in our revenues. In addition, product liability claims could result in an FDA or equivalent non-United States regulatory authority investigation of the safety or efficacy of our test, our manufacturing processes and facilities, or our marketing programs.

We have exposure to general uncertainty and complex legal matters regarding the patents we license.

The patent positions of companies such as ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of method of use patents or reformulation patents has emerged in the United States. The relevant patent laws and their interpretation outside of the United States are also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology and to enforce the patent rights that we license, and could affect the value of such intellectual property. In particular, our ability to stop third parties from using, selling, offering to sell, or importing technology that infringe on our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our technology or the methods of use. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our technology. The issued patents that we in-license and those that may be issued in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related technology or could limit the term of patent protection that otherwise may exist for our technology. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents that we own or exclusively in-license. For these reasons, we may face competition with respect to our technology. Moreover, because of the extensive time required for development, testing, and regulatory review of a potential technology, it is possible that, before any particular technology can be commercialized, any patent protection for such technology may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

If we are unable to protect the proprietary rights we license or to defend against infringement claims, we may not be able to compete effectively or operate profitably.

We develop predictive biomarkers that are the basis for or incorporated in our potential testing products. We protect our technology through United States and foreign patent filings, trademarks and trade secrets that we license from others.

The fact that we may file a patent application or that a patent has been issued does not ensure that we will have meaningful protection from competition with regard to the underlying technology. Patents, if issued, may be challenged, invalidated, declared unenforceable or circumvented or may not cover all applications we may desire. Any pending or future patent applications may not result in issued patents. Patents may not provide us with adequate proprietary protection or advantages against competitors with, or who could develop, similar or competing technologies or who could design around our patents. Patent law relating to the scope of claims in the pharmaceutical field in which we operate is continually evolving and can be the subject of some uncertainty. The laws providing patent protection may change in a way that would limit our protection.

We also rely on trade secrets and know-how that we seek to protect, in part, through confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known to an individual during the course of their relationship with us be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality agreements from companies that receive our confidential data. For employees, consultants and contractors, we require confidentiality agreements providing that all inventions conceived while rendering services to us shall be assigned to us as our exclusive property. It is possible, however, that these parties may breach those agreements, and we may not have adequate remedies for such a breach. It is also possible that our trade secrets or know-how will otherwise become known to or be independently developed by competitors.

We are also subject to the risk of claims, whether meritorious or not, that our technology infringes or misappropriates third-party intellectual property rights. Defending against such claims can be quite expensive even if the claims lack merit. If we are found to have infringed or misappropriated a third-party’s intellectual property, we could be required to seek a license or discontinue using certain technologies or delay commercialization of the affected technologies, and we could be required to pay substantial damages, which could materially harm our business.

We may be subject to litigation with respect to the ownership and use of intellectual property that will be costly to defend. The outcome of such a defense in uncertain.

Our business may bring us into conflict with our licensees, licensors or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business.

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a disadvantage in defending our intellectual property rights and in defending against claims that our technology infringes or misappropriate third-party intellectual property rights. Even if we are able to defend our position, the cost of doing so may adversely affect our profitability. We may in the future be subject to patent litigation and may not be able to protect our intellectual property at a reasonable cost if such litigation is initiated. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications may be due to be paid to the United States Patent and Trademark Office (“USPTO”), GMU, the NIH, Vanderbilt and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply with these requirements. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market creating a material adverse effect on our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our technology in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from using our inventions in all countries outside the United States, or from selling or importing technologies using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own technologies and may also export infringing technologies to territories where we have patent protection, but enforcement is not as strong as that in the United States. These technologies may compete with ours and our patents or other intellectual property rights.

Risks Related to Our Securities

Our stock price is volatile and an investment could decline in value.

The market price of our common stock fluctuates substantially as a result of many factors, some of which are beyond our control. During the 52-week period ending August 16, 2024, the market price of our common stock ranged from a low of $1.2176 to a high of $7.75. These fluctuations could cause you to lose all or part of the value of your investment in our common stock and/or warrants. Factors that could cause fluctuations in the market price of our common stock include the following:

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

Our Board of Directors is authorized to issue series of preferred stock without any action on the part of our holders of Common Stock, known as “blank check” preferred stock. Our Board of Directors also has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our Common Stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our Common Stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our Common Stock, the rights of holders of our Common Stock or the price of our Common Stock could be adversely affected. In particular, as of August 12, 2024 we had issued and outstanding 2,614 Series C-1 Preferred Shares, 1,276 Series C-2 Preferred Shares, 17,364 Series D Preferred Shares, up to 24,172 Series E Preferred Shares, and 450 Series F Preferred Shares which are convertible into an aggregate of 13,237,229 shares of our common stock. Additional information about the rights, preferences and designations of our issued and outstanding Preferred Stock is set forth in “Description of Securities.”

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

As a public reporting company with less than $1.235 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company, we:

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

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.235 billion in annual revenue, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. Under current SEC rules, however, we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter.

We may not be able to maintain the listing of our Common Stock on Nasdaq, which may adversely affect the flexibility of holders of Common Stock to resell their securities in the secondary market.

On May 31, 2023, the Company received notice from Nasdaq that the Company has failed to maintain a required minimum of $2,500,000 in stockholders’ equity for continued listing, as required under Listing Rule 5550(b)(1) (the “Minimum Equity Rule”). On August 3, 2023, the Company submitted a plan to Nasdaq to grant the Company an extension of time until November 27, 2023 to provide evidence of compliance with the Minimum Equity Rule, and by filing this Current Report on Form 8-K, which includes (1) disclosure of Nasdaq’s deficiency letter and the specific deficiency or deficiencies cited; (2) a description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing; (3) an affirmative statement that, as of the date of the report, the Company believes it has regained compliance with the stockholders’ equity requirement based upon the specific transaction or event referenced in item (2) above; and (4) a disclosure stating that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting. The Company attended a Nasdaq Listing Hearing on February 20, 2024. Nasdaq agreed to extend the Company’s listing based on specific conditions for continued listing. The various transactions described above relating to the Series C Preferred Stock, the Series D Preferred Stock, the Series E Preferred Stock, the Series F Preferred Stock, the acquisition of the Theralink assets and the forgiveness of the debt of Theralink contributed positively to the Company’s stockholders’ equity. On July 17, 2024, we were notified by Nasdaq that we had regained compliance with Minimum Equity Rule. We remain subject to a one-year “Panel Monitor” as that term is defined by Nasdaq Listing Rule 5815(d)(4)(B).

If the Company is unable to continue to meet the continued listing criteria of Nasdaq and the Common Stock became delisted, trading of the Common Stock could thereafter be conducted in the over-the-counter markets in the OTC Pink, also known as “pink sheets” or, if available, on another OTC trading platform. Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. Investors would likely find it more difficult to dispose of, or to obtain accurate market quotations for, the Common Stock, as the liquidity that Nasdaq provides would no longer be available to investors. In addition, the failure of our Common Stock to continue to be listed on the Nasdaq could adversely impact the market price for the Common Stock and our other securities, and we could face a lengthy process to re-list the Common Stock, if we are able to re-list the Common Stock. There can be no assurance that the Company will continue to meet the continued listing criteria of Nasdaq and that the Common Stock will remain listed on Nasdaq.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1*	Certificate of Incorporation of IMAC Holdings, Inc., as amended to date.

4.1	Form of Exchange Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024 and incorporated herein by reference).

4.2	Form of PIPE Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024 and incorporated herein by reference).

4.3	Form of Placement Agent Warrant (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024 and incorporated herein by reference).

4.4	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC May 16, 2024 and incorporated herein by reference).

4.5	Form of Promissory Note dated June 18, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2024 and incorporated herein by reference).

10.1	Form of Exchange Agreement dated as of April 10, 2024 with schedule of signatories (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.2	Securities Purchase Agreement dated as of April 10, 2024, by and among IMAC Holdings, Inc. and the Investors signatory thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.3	Registration Rights Agreement dated as of April 10, 2024, by and among IMAC Holdings, Inc. and the Investors signatory thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.4	Form of Settlement and Release Agreement dated as of April 10, 2024 with schedule of signatories (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.5	Credit Agreement dated as of April 11, 2024 between IMAC Holdings, Inc. and Theralink Technologies, Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.6	Security and Pledge Agreement dated as of April 12, 2024 made by Theralink Technologies, Inc. and each of its subsidiaries party thereto as Grantors, in favor of IMAC Holdings, Inc. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.7	Securities Purchase Agreement dated as of May 13, 2024, by and among IMAC Holdings, Inc. and the Investors signatory thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2024 and incorporated herein by reference).

10.8	Registration Rights Agreement dated as of May 13, 2024, by and among IMAC Holdings, Inc. and the Investors signatory thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2024 and incorporated herein by reference).

10.9	Consulting Agreement dated as of May 24, 2024 between IMAC Holdings, Inc. and Jeffrey S. Ervin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2024 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of IMAC Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAC HOLDINGS, INC.

Date: December 18, 2024	By:	/s/ Faith Zaslavsky
Faith Zaslavsky
Chief Executive Officer (Principal Executive Officer)

Date: December 18, 2024	By:	/s/ Sheri Gardzina
Sheri Gardzina
Chief Financial Officer (Principal Financial and Accounting Officer)

