Form 10-Q
period 2024-09-30
IMAC Holdings, Inc.
filed 2025-01-17
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3401 Mallory Lane, Suite 100, Franklin, Tennessee	37067
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BACK	NASDAQ Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 16, 2025, the registrant had 2,029,864 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$195,511	$221,511
Accounts receivable, net	41,700	-
Prepaid expenses and other current assets	273,527	94,711
Note receivable, net	-	731,067
Assets of discontinued operations	-	96,830
Total current assets	510,738	1,144,119

Property and equipment, net	956,873	-

Total assets	$1,467,611	$1,144,119

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,273,070	$454,055
Dividends payable	1,160,911	130,000
Note payable, net	1,521,081	-
Liabilities of discontinued operations	1,311,864	1,312,711
Total current liabilities	6,266,926	1,896,766

Commitments and Contingencies – Note 12

Stockholders’ deficit:
Preferred stock - $0.001 par value, 5,000,000 authorized,45,826 Preferred stock at September 30, 2024 and 4,550 at December 31, 2023 issued and outstanding	46	5
Common stock - $0.001 par value, 60,000,000 authorized; 2,013,199 at September 30, 2024 and 1,148,321 at December 31, 2023 issued and outstanding	1,151	1,149
Additional paid-in capital	55,133,084	55,184,524
Accumulated deficit	(59,933,596)	(55,938,325)
Total stockholders’ deficit	(4,799,315)	(752,647)

Total liabilities and stockholders’ deficit	$1,467,611	$1,144,119

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues, net	$56,300	$-	$72,050	$
Cost of revenues	122,077	-	194,079		-
Gross profit	(65,777)	-	(122,029)		-

Operating expenses:

General and administrative	1,930,314	996,592	3,684,636		3,128,536
Loss on disposal or impairment of assets	-	2,266,852	-		2,568,608
Total operating expenses	1,930,314	3,263,444	3,684,636		5,697,144

Operating loss	(1,996,091)	(3,263,444)	(3,806,665)		(5,697,144)

Other income (expense):
Interest income	1,453	27,027	2,448		27,030
Interest expense	(106,636)	(71,050)	(159,062)		(93,113)
Total other income (expenses)	(105,183)	(44,023)	(156,614)		(66,083)

Net loss before income taxes	(2,101,274)	(3,307,467)	(3,963,279)		(5,763,227)

Income taxes	-	-	-		-

Net loss from continuing operations	(2,101,274)	(3,307,467)	(3,963,279)		(5,763,227)

Net income (loss) from discontinued operations	(103,374)	449,796	(31,992)		(2,196,405)

Net loss	(2,204,648)	(2,857,671)	(3,995,271)		(7,959,631)

Preferred dividends	(433,430)	(55,000)	(1,160,911)		(55,000)

Net loss available to common stockholders	$(2,638,078)	$(2,912,671)	$(5,156,182)		$(8,014,631)

Net loss per share from continuing operations – Basic and diluted	$(1.33)	$(3.04)	$(3.62)		$(5.28)

Income (Loss) per share from discontinued operations – Basic and diluted	$(0.05)	$0.41	$(0.02)		$(2.00)
Net loss per share – Basic and diluted	$(1.38)	$(2.63)	$(3.64)		$(7.28)

Weighted average common shares outstanding
Basic and diluted	1,909,588	1,107,134	1,414,912		1,102,738

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Par	Number of Shares	Par	Paid-In- Capital	Accumulated Deficit	Total
Balance, June 30, 2024	47,126	47	1,494,272	1,150	55,432,952	(57,728,948)	(2,294,799)

Dividends declared					(303,430)	-	(303,430)
Conversion of Series C-1 preferred stock into common shares	(1,300)	(1)	518,895	1	-	-	-
Share based compensation expense	-	-	-	-	3,562	-	3,562
Net loss	-	-	-	-	-	(2,204,648)	(2,204,648)
Balance, September 30, 2024	45,826	$46	2,013,167	$1,151	$55,133,084	$(59,933,596)	$(4,799,315)

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance, June 30, 2023	-	$-	1,109,335	$1,110	$51,261,620	$(51,621,700)	$(358,970)
Issuance of preferred stock net of issuance costs	4,300	4	-	-	4,299,996	-	4,300,000
Dividends declared					(55,000)	-	(55,000)
Net loss	-	-	-	-	-	(2,857,671)	(2,857,671)
Balance, September 30, 2023	4,300	$4	1,109,335	$1,110	$55,506,616	$(54,479,371)	$1,028,359

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance, January 1, 2024	4,550	$5	1,148,321	$1,149	$55,184,524	$(55,938,325)	$(752,647)
Issuance of preferred stock net of issuance costs	43,462	43	-	-	975,908	-	975,951
Dividends declared					(1,030,910)	-	(1,030,910)
Conversion of Series C-1 preferred stock into common shares	(2,186)	(2)	864,846	2	-	-	-
Share based compensation expense	-	-	-	-	3,562	-	3,562
Net loss	-	-	-	-	-	(3,995,271)	(3,995,271)
Balance, September 30, 2024	45,826	$46	2,013,167	$1,151	$55,133,084	$(59,933,596)	$(4,799,315)

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance, January 1, 2023	-	$-	1,097,843	$1,098	$51,169,898	$(46,519,740)	$4,651,256
Issuance of preferred stock net of issuance costs	4,300	4	-	-	4,299,996	-	4,300,000
Issuance of common stock	-	-	11,492	12	64,020	-	64,032
Share based compensation expense	-	-	-	-	27,702	-	27,702
Dividends	-	-	-	-	(55,000)	-	(55,000)
Net loss	-	-	-	-	-	(7,959,631)	(7,959,631)
Balance, September 30, 2023	4,300	$4	1,109,335	$1,110	$55,506,616	$(54,479,371)	$1,028,359

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,995,271)	$(7,960,429)
Net income (loss) from discontinued operations	(31,992)	(2,196,405)
Net loss from continuing operations	(3,963,279)	(5,764,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,988	386,847
Interest expense - OID	121,080	-
Share based compensation, net	3,562	90,569
Loss on disposition or impairment of assets	-	3,642,799
Bad debt expense (recovery)	-	61,599
Changes in operating assets and liabilities:
Accounts receivable	(41,700)	1,083,371
Prepaid expenses and other current assets	(115,584)	(2,772)
Security deposits	-	149,937
Right of use lease liability	-	(232,014)
Accounts payable and accrued expenses	1,915,698	(60,611)
Patient deposits	-	(116,452)
Net cash provided (used) in operating activities from continuing operations	(1,993,235)	(760,751)
Net cash provided (used) in operating activities from discontinued operations	(31,992)	(2,196,404)
Net cash used in operating activities	(2,025,227)	(2,957,156)

Cash flows from investing activities:
Proceeds from sale of Chicago	-	80,000
Proceeds from sale of fixed assets	-	1,050,000
Note receivable	(375,000)	(3,000,000)
Net cash used in investing activities	(375,000)	(1,870,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	64,032
Proceeds from issuance of preferred stock, net of offering costs	975,951	4,300,000
Payments on notes payable	-	(60,599)
Proceeds from notes payable	1,400,000	-
Payments on finance lease obligation	(1,724)	(14,842)
Net cash provided in financing activities	2,374,227	4,288,591

Net increase (decrease) in cash	(26,000)	(538,565)

Cash, beginning of period	221,511	763,211

Cash, end of period	$195,511	$224,646

Supplemental cash flow information:
Interest paid	$-	$96,656
Income tax	$-	$-

Non-cash investing and financial activities:
Preferred stock conversion	$2	-
Accrued dividends	$1,161,000	$55,000
Settlement of notes receivable in connection with asset purchase agreement	$1,083,000	-

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

On August 30, 2024, the Company amended its 2018 Incentive Compensation Plan to increase the number of shares authorized for issuance thereunder from 66,667 to 566,667 shares.

Discontinued operations

Until recently, IMAC Holdings, Inc. was a holding company for IMAC Regeneration Centers, The BackSpace retail stores and our Investigational New Drug division. As of September 30, 2024 and December 31, 2023, the Company has sold or discontinued patient care at all our locations and has accordingly presented this component as discontinued operations. (See Note 10)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Statements

The unaudited consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position, results of operations, and cash flows as of September 30, 2024 and 2023, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Accordingly, the unaudited consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of our financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2023 included in our Annual Report on Form 10-K/A filed with the SEC on May 2, 2024.

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

On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The new standard is effective for the Company for its fiscal year ending December 31, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

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

Note 4 – Property and Equipment

Property and equipment consisted of the following at September 30, 2024 and December 31, 2023:

	Estimated Useful Life	September 30, 2024	December 31, 2023

Equipment	5 years	1,044,000	762

Less: accumulated depreciation		(87,000)	-

Total property and equipment, net		$957,000	$762

Depreciation was approximately $87,000 and $277,000 for the nine months ended September 30, 2024 and 2023, and $52,000 and $44,000 for the three months ended September 30, 2024 and 2023, respectively.

Note 5 – Settlement and Release Agreement - Theralink

During the nine months ended September 30, 2024, the Company entered into several financing transactions with Theralink Technologies, Inc. that culminated in an acquisition of Theralink assets. Pursuant to the Settlement and Release Agreement, the Company acquired certain assets which resulted in the recording of long lived assets of $1.1 million. The Note receivables of $1.1 million was settled as part of the arrangement. In addition, in order to receive releases from security holders of Theralink, the Company issued 24,172 shares of Series E preferred stock. The Series E preferred stock was valued at a de minimis value. Series E preferred stock does not have any voting rights and each preferred share has a conversion price of $3.641 per share.

Note 6 – Note Payable

Notes payable at September 30, 2024 and December 31, 2023 were comprised of the following:

	Interest rate	Due date	September 30, 2024	December 31, 2023
40% OID promissory note	OID only	June 18, 2025	$1,960,000	$-
Total notes payable			1,960,000	-
Less: unamortized debt discounts			(438,919)	-
Notes payable			$1,521,081	$-

During the nine months ended September 30, 2024, the Company issued promissory notes (the “Notes”) to certain lenders (the “Lenders”) in the aggregate principal amount for approximately $2.0 million (the “Principal”), for cash proceeds of approximately $1.4 million.

Note 7 – Preferred Stock

Preferred Stock sold for cash

During the nine months ended September 30, 2024, the Company sold 1,276, 17,364, 24,172 and 450 shares of Series C-2, Series D, Series E and Series F respectively for gross proceeds of $1.35 million.

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

Preferred stock exchanged

During the nine months ended September 30, 2024, certain investors exchanged 4,550 shares of Series B-1 and B-2 for shares of Series C-1. The share exchange was accounted for as a modification; however, the difference in fair value was de minimis. The Series C-1 have dividends equal to 10% per annum.

Preferred stock converted

During the nine months ended September 30, 2024, 2,186 shares of preferred stock were converted into 864,846 shares of common stock.

Liquidation preference

Liquidation Value

	Preferred Shares Outstanding	Total Value
Series C-1	2,564	$2,949,000
Series C-2	1,276	1,467,000
Series D	17,364	19,779,000
Series E	24,172	27,533,000
Series F	450	513,000
Total	45,826	$52,241,000

Note 8 – Common stock purchase warrants

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term

January 1, 2024	2,474,284	$8.80	4.13
Granted	2,756,084	2.60	5.50
Expired	(2,302,137)	8.62	0.00
September 30, 2024	2,928,231	$4.12	4.94

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

	September 30,
	2024	2023

Common Stock Purchase Warrants	2,928,231	2,474,285
Preferred shares C-1	1,075,532	-
Preferred shares C-2	535,248	-
Preferred shares D	5,074,462	-
Preferred shares E	7,064,049	-
Preferred shares F	140,867	-
Stock options	11,312	4,368
	16,829,701	2,478,653

Note 10 – Discontinued operations

	September 30,	December 31,
	2024	2023

Assets
Accounts receivable, net	$-	$-
Other current assets	-	1,028
Property and equipment, net	-	762
Other assets	-	95,040
Net assets from discontinued operations	$-	$96,830

Liabilities
Accounts payable and accrued expenses	$861,099	$860,221
Other current liabilities	193,500	108,088
Other liabilities	257,265	344,402
Net liabilities from discontinued operations	$1,311,864	$1,312,711

The following table shows the results of income (loss) from discontinued operations:

	September 30,
	2024	2023
Patient revenues, net	$-	$5,003,160

Operating expenses (recovery)	(80,080)	6,050,927
Other expenses	112,072	1,318,124
Total (recovery) costs and expenses	31,992	7,199,565

Income (loss) from discontinued operations, net of income taxes	$(31,992)	$(2,196,405)

Revenue and Accounts Receivable

As of September 30, 2024 and December 31, 2023, the Company had discontinued operations revenue and accounts receivable concentrations:

	September 30, 2024		December 31, 2023
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable

Medicare payment	0%	0%	24%	0%

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

Progressive Health

In October 2021, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid and a request for payment was made in December 2021 in the amount of approximately $2.7 million.

The amount represents a statistical extrapolation of $6,791 of charges from a sample of 38 claims for the periods July 2017 to November 2020 for Progressive Health & Rehabilitation, Ltd (“Progressive Health”). The Company entered into a management agreement with Progressive Health in April 2019 and therefore liable for only a portion of the sampled claims. There were a total of 38 claims reviewed, 25 of these claims were from the period prior to the management agreement with the Company and the remaining 13 claims were related to the period that Progressive Health was managed by the Company.

The Company performed an internal audit process and has initiated the appropriate appeals. The Company submitted a redetermination request in March 2022, which was denied. The Company submitted a reconsideration request February 2023. In July 2023, the Company received a reconsideration decision from the second appeal. The Qualified Independent Contractor provided a partially favorable decision that medical necessity supported 15 of 38 appealed claims. The Company filed an appeal and a hearing with an Administrative Law Judge (ALJ) was conducted November 2023. The ALJ decision received on February 2024, did not address the Company’s appeal and the impact on the partially favorable decision from the Independent contractor and the potential impact on the extrapolated charges.

The Company filed a appeal to Medicare Appeals Council in April 2024 and is awaiting a response.

Advantage Therapy

In May 2022 the Company received notifications from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that they are recommending to CMS that the Company was overpaid and a request for payment was made in the amount of approximately $0.5 million.

This amount represents a statistical extrapolation of charges from a sample, the actual amount found to be overpaid was $10,420.

The Company has begun its own internal audit process and has initiated the appropriate appeals. The Company submitted a reconsideration request in May 2023. In August 2023 the Company received a reconsideration decision from the second appeal. The Qualified Independent Contractor provided a partially favorable decision supporting the appealed claims.

Subsequent to the findings of the second Appeal the Company filed an appeal and conducted a hearing with an Administrative Law Judge in February 2024. The Company awaits the response from the hearing.

Summary of Contingencies

At this stage of the appeals process, based on the information currently available to the Company, the Company is unable to predict the timing and ultimate outcomes of these matters and therefore is unable to estimate the range of possible loss. Any potential loss may be classified as errors and omissions for which insurance coverage was in place during a majority of the years being evaluated.

As of September 30, 2024 and December 31, 2023, the Company has not recorded a provision for any of these claims, as management does not believe that an estimate of a possible loss or range of loss can reasonably be made at this time.

Note 12 - Subsequent Events

Issuance of promissory notes

In October 2024, the Company issued promissory notes (the “October 2024 Notes”) to certain lenders in the aggregate principal amount of $0.3 million, for an aggregate purchase price from the Lenders of $0.2 million. The October 2024 Notes are unsecured and mature on the earlier of (i) the date of consummation of any offering or offerings, individually or in the aggregate, of securities with gross proceeds of at least $1,000,000, and (ii) June 18, 2025.

Issuance of Series G convertible preferred stock

The Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell, and the Investors agreed to purchase, 4,676 shares of Series G convertible preferred stock, par value $0.001 per share (“Series G Preferred Stock”) and 2,977,711 warrants (the “Warrants”, and, together with the Series G Preferred Stock, the “Securities”), (at a purchase price of $800 for each Preferred Share and pro rata number of Warrants to purchase one share of Common Stock) for aggregate proceeds of $3,740,000. Such investment is referred to as the “PIPE Financing”.

Settlement of Promissory Notes

The Company has used $2.2 million of the proceeds of the PIPE Financing to repay the outstanding promissory notes.

Common stock purchase agreement

On November 12, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Keystone Capital Partners, LLC (the “Purchaser”), pursuant to which from time to time during the 36-months after all of the conditions to the Company’s right to commence sales of Common Stock to the Purchaser have been satisfied, including that a registration statement covering the resale of such shares (the “Registration Statement”) is declared effective by the Securities and Exchange Commission (“SEC”) and the final form of prospectus contained therein is filed with the SEC (the “Commencement Date”), the Company has the right, but not the obligation, to sell to the Purchaser (subject to certain conditions and limitations), and the Purchaser is obligated to purchase, up to the lesser of (i) $60 million of newly issued shares (the “Shares”) of Common Stock and (ii) 402,438 shares of Common Stock at an average per share purchase price less than the lower of (A) the closing price of the Common Stock immediately preceding the sale of such shares and (B) the average of the closing prices of the Common Stock for the five business days immediately preceding such sale (the “Exchange Cap”). The purchase price for such shares will be based on a VWAP calculation or closing price of the Common Stock, in each case at a discount of 92.5%.   As consideration for the Purchaser’s commitment to purchase shares of Common Stock, upon the SEC’s declaration of the effectiveness of the Registration Statement, the Company will issue 164,000 shares of its Common Stock to the Purchaser and will issue, on the trading day immediately following the date stockholder approval is obtained with respect to the Exchange Cap, $1,000,000 of Common Stock, valued at the VWAP Purchase Price (collectively, the “Commitment Shares”).  As an additional condition to any sale of Common Stock pursuant to the Purchase Agreement, the Company agreed to use 25% of the proceeds of any such sale to optionally redeem certain outstanding shares of preferred stock of the Company, pro rata, at a 120% premium to the conversion value thereof as scheduled to the Purchase Agreement.

Third party audit

In November 2024, the Company received notification from Covent Bridge Group, a Center for Medicare & Medicaid Services (“CMS”) contractor, that it estimates the Company was overpaid CMS funds in the amount of approximately $1.1 million at a patient center in MO. The overpayment occurred between February 26, 2020 through January 2, 2024. The Company is planning to appeal by filing a redetermination request.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition as of September 30, 2024 and for the nine months ended September 30, 2024 and 2023 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

Significant financial metrics

Significant financial metrics of the Company for the third quarter of 2024 are set forth in the bullets below.

●	Working capital deficit is ($5.5 million) as of September 30, 2024 compared to a working capital deficit of ($0.8) million as of December 31, 2023.

●	The Company had revenues of $53 thousand from the collaboration with biopharmaceutical companies.

Matters that May or Are Currently Affecting Our Business

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	Our ability to obtain additional financing for the projected costs associated with the current operations and the personnel involved, if and when needed;

●	Our ability to attract competent, skilled laboratory and sales personnel for our laboratory operations at acceptable prices to manage our overhead; and

●	Our ability to control our operating expenses and our ability to prove the asset acquisition will be beneficial to our Company and stockholders.

On May 1, 2024, the Company entered into a Settlement and Release Agreement with Theralink (the “Settlement Agreement”) pursuant to which the parties agreed to a settlement of the default by Theralink under the previously announced Credit Agreement dated April 11, 2024 between the Company as Lender and Theralink as Borrower (the “Theralink Credit Agreement”). The settlement consisted of the transfer of all of the assets of Theralink, other than certain excluded assets, and certain liabilities, to the Company in exchange for (i) the forgiveness by the Company of the outstanding amounts due under (a) certain secured notes of Theralink to be held by the Company pursuant to a Securities Purchase Agreement among the Company and holders of such notes and (b) the Theralink Credit Agreement and (ii) the issuance to Theralink of the Company’s newly created Series E Convertible Preferred Stock, $0.001 par value (the “Series E Preferred Stock”). In addition, pursuant to the Settlement Agreement, the parties agreed to mutual releases with respect to the outstanding payments being forgiven, the Company and Theralink agreed to terminate the merger agreement between them and withdraw the Registration Statement on Form S-4 related thereto as soon as commercially practicable, and the Company agreed to assume certain liabilities of Theralink and to hire certain of the employees of Theralink.

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

Results of Operations for the Three and Nine Months Ended September 30, 2024 Compared to the Three and Nine Months Ended September 30, 2023

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

Revenues from continuing operations for the three months and nine months ended September 30, 2024 consisted of $56,300 and $72,050, respectively.

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

Cost of Revenues – Continuing Operations

Our cost of revenues consists of laboratory supplies and depreciation expenses of the laboratory equipment.

Laboratory supplies

Laboratory supplies consists of supplies necessary to perform clinical tests.

Laboratory supplies for the three months and nine months ended September 30, 2024 was approximately $70,000 and $107,000, respectively due to the acquisition of the laboratory in May 2024.

Laboratory Depreciation

Laboratory depreciation is related to our property and equipment purchases to use in the course of our business activities.

Laboratory depreciation for the three months and nine months ended September 30, 2024 was approximately $52,000 and $87,000, respectively due to the acquisition of the laboratory in May 2024.

Operating Expenses – Continuing Operations

Operating expenses consist of salaries and benefits and general and administrative expenses.

Salaries and benefits

Salaries and benefits consist of payroll, benefits and related party contracts.

Salaries and benefits expenses for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, were $277,000 higher due to the additional staff in 2024 from the laboratory acquisition. The expenses for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 decreased $212,000 due to the lower staff count in the first four months of 2024 due to the closure of the clinics in 2023.

General and administrative expense (G&A”)

General and administrative expense (“G&A”) consist of all other costs than, salaries and benefits.

G&A increased $707,000 in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due to the additional costs associated with adding the laboratory in May 2024. G&A increased $926,000 in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to the sale or closure of all clinical locations in 2023 and the addition of the laboratory in 2024.

Analysis of Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payors.

During the nine months ended September 30, 2024, net cash used in operations decreased to approximately $2.0 million compared to $3.0 million for the nine months ended September 30, 2023. This decrease was primarily attributable to our lower net loss for the nine months ended September 30, 2024 and discontinuance of our operations in 2023.

Net cash used by investing activities during the nine months ended September 30, 2024 and 2023 was approximately ($0.4) and ($1.9) million, respectively. This was attributed to the notes receivable of $3.0 million issued and the sale of Louisiana Orthopedic operations of $1.0 million during the nine months ended September 30, 2023.

Net cash provided by financing activities during the nine months ended September 30, 2024 and 2023 was approximately $2.4 million and $4.3 million, respectively. The decrease is due to the issuance of preferred stock of $4.3 million during the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had $0.2 million in cash and negative working capital of $5.8 million. As of December 31, 2023, we had cash of $0.2 million and negative working capital of $0.8 million. The decrease in working capital was primarily due to the use of cash for operating expenses and minimal revenues during the nine months ended September 30, 2024.

As of September 30, 2024, we had approximately $6.3 million in current liabilities. Approximately $2.1 million of our current liabilities outstanding were to our vendors. The current portion of our operating lease liability accounted for approximately $0.2 million of our current liabilities.

As of September 30, 2024, we had an accumulated deficit of $59.9 million. We anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed or favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current of future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Our management team has determined that our financial condition raises substantial doubt as to our ability to continue as a going concern.

Contractual Obligations

The following table summarizes our contractual obligations by period as of September 30, 2024:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years
Operating lease obligations	506,547	117,758	307,098	81,691
	$506,547	$117,758	$307,098	$81,691

Impact of Inflation

We believe that inflation had a material impact on our results of operations for the nine months ended September 30, 2024 and 2023. Inflation was evident in staffing and supply costs related to the delivery of patient care. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2024. The material weaknesses are as follows:

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2024.

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

There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2024 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30.2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1*	Certificate of Incorporation of IMAC Holdings, Inc., as amended to date.

4.1	Form of Promissory Note dated September 12, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2024 and incorporated herein by reference).

4.2	Form of Promissory Note dated September 27, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2024 and incorporated herein by reference).

10.1	Amendment No. 3 to 2018 Incentive Compensation Plan dated August 30, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2024 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of IMAC Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAC HOLDINGS, INC.

Date: January 17, 2025	By:	/s/ Faith Zaslavsky
Faith Zaslavsky
Chief Executive Officer (Principal Executive Officer)

Date: January 17, 2025	By:	/s/ Sheri Gardzina
Sheri Gardzina
Chief Financial Officer (Principal Financial and Accounting Officer)

