Form 10-K
period 2024-12-31
IMAC Holdings, Inc.
filed 2025-04-15
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

(303) 898-5896

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates based on the closing stock price on June 30, 2024, was approximately $3.1 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 31, 2025 was 3,784,966.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMAC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2024

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

Unless the context requires otherwise, references herein to “we,” “us,” “our,” “our company,” “our business” or “IMAC Holdings” are to IMAC Holdings, Inc., a Delaware corporation, and prior to the Corporate Conversion as defined below, IMAC Holdings, LLC, a Kentucky limited liability company, and in each case, their consolidated subsidiaries.

ITEM 1.	BUSINESS

Overview

We provide services related to proteomic products that identify and support oncology clinical treatment decisions and biopharmaceutical drug development.

Until recently, we were a holding company for IMAC Regeneration Centers, The BackSpace retail stores and our Investigational New Drug division, providing movement and orthopedic therapies and minimally invasive procedures to improve the physical health of patients at locations we owned or managed. As of December 31, 2023, we sold or discontinued patient care at all our locations.

In May 2024, we acquired certain assets and rights of Theralink Technologies, Inc. (“Theralink”), consisting primarily of a nationally CLIA-certified, CAP-accredited and New York State Clinical Laboratory Evaluation Program (“NYS-CLEP”) certified laboratory in Golden, Colorado and equipment located in the lab. Theralink was in the process of developing technology to monetize a license from Vanderbilt University (“Vanderbilt”), which provided a predictor of response to immunotherapy in cancer, and a license for business in the United States from George Mason University (“GMU”), which included intellectual property around improvements to the technology platform and biomarker signatures that form the basis for future proteomics products (collectively, the “Original Proteomics Licenses”). We have also entered into agreements with Vanderbilt and GMU to transfer the Original Proteomics Licenses.

On May 30, 2024, we formed a wholly-owned subsidiary, Ignite Proteomics LLC, a Delaware limited liability company (“Ignite”), to operate the medical lab acquired from Theralink, deliver services related to proteomic products under the licenses from GMU and Vanderbilt and collect fees for services rendered. We are using the acquired assets under our own branding, the Ignite name. Ignite has obtained credentials to bill Medicare for reimbursement for our Ignite proteomics test and is in the process of obtaining credentials for reimbursement by certain other third-party payors. We also accept payment from private insurers.

Intellectual Property

The Vanderbilt License

Under the license between Vanderbilt and Theralink, dated March 14, 2023, as amended from time to time, and assigned to us on May 15, 2024 pursuant to that certain Assignment and Assumption of License and Consent of Licensor between Theralink, IMAC and Vanderbilt (the “Vanderbilt License”), Vanderbilt granted us an exclusive license, in all fields of use, under the patents described in the Vanderbilt License (the “Vanderbilt Patents”) to make, use, offer to sell, sell and import products, processes and services that are covered by the Vanderbilt Patents (the “Vanderbilt Licensed Products”) during the term of the Vanderbilt License. The term of the Vanderbilt License shall continue until the expiration of the Vanderbilt Patents, unless sooner terminated by Vanderbilt or us in accordance with the terms of the Vanderbilt License.

As consideration for the Vanderbilt License, we agreed to pay Vanderbilt (1) an annual, non-refundable, non-creditable license fee, (2) a royalty percentage of gross sales of Vanderbilt Licensed Products ranging from 0.25% of gross sales for Vanderbilt Licensed Products that incorporate ten or more additional non-commodity constituent parts to 2% of gross sales for Vanderbilt Licensed Products that incorporate zero additional non-commodity constituent parts, and (3) for any improvement patents of Vanderbilt which we elect to use under the Vanderbilt License.

Vanderbilt has exclusive responsibility for prosecution of the Vanderbilt Patents, including choice of patent counsel.

The GMU License

Under the License Agreement between George Mason Intellectual Properties (“GMIP”) and Theranostics Health, LLC and its successors dated September 15, 2006, as amended from time to time, and assigned to the Company on May 23, 2024 pursuant to that certain Assignment and Assumption of License and Consent of Licensor between Theralink, us and GMIP (the “GMU License”), GMIP granted us an exclusive, worldwide, sublicensable license, under the patents described in the GMU License (the “GMU Patents”), to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for use in all fields and for all uses during the term of the GMU License (the “GMU Licensed Products”). The term of the GMU License continues until the expiration of the GMU Patents, unless sooner terminated by GMIP or us in accordance with the terms of the GMU License. The exclusivity of the GMU License is conditioned on our agreement to manufacture GMU Licensed Products substantially in the United States unless we obtain a waiver of this requirement from an appropriate U.S. governmental authority.

Additionally, under the GMU License, GMIP granted to us an exclusive option (the “Exclusive Option”) to GMIP’s or George Mason University’s interest in any information, inventions, procedures, methods, devices, discoveries, technologies, data, designs or concepts related to the field of theranostics from certain inventors as described in the GMU License.

As consideration for the GMU License, we agreed to pay GMIP (1) an annual fee for the Exclusive Option, (2) quarterly royalties equal to the net revenue obtained by us and our affiliates from the sale of the GMU Licensed Products multiplied by one and one-half percent (1.5%), (3) quarterly sublicensing royalties equal to the sublicensing revenue obtained by us and our affiliates in connection with the GMU License multiplied by fifteen percent (15%), and (4) a payment for each patent issued relating to GMU Patents.

We have the right to control all aspects of filing, prosecuting, and maintaining the GMU Patents at our sole discretion. During the term of the GMU License, we have the first option to police the GMU Patents and the GMU Licensed Products against infringements by other parties worldwide within the designated field of use.

Strategy

Ignite Proteomics expects to generate revenue from clinical diagnostic testing, research contracts with leading academic and biopharmaceutical clients, participation in clinical trials and registries, and partnerships aimed at accelerating the development of novel targeted therapies. While breast cancer remains the immediate area of focus, the Company anticipates expanding to other tumor types and adding additional biomarkers with broad potential applications. High gross margins projected from the RPPA-based tests mean the Company can achieve profitability with a relatively modest share of the breast cancer diagnostics market. Beyond its internal clinical portfolio, Ignite’s lab services and intellectual property enable valuable partnerships in preclinical drug discovery and other technology collaborations.

The Company’s management believes ongoing clinical data, guideline endorsements, and expanded research collaborations will position Ignite as a premier resource for next-generation proteomic diagnostics in oncology.

Although we have patent coverage in certain jurisdictions outside of the United States for certain biomarkers related to Ignite’s assay, we do not currently offer or sell our products outside of the United Stares. Our immediate priority is to establish adoption within the United States. We plan to further explore international opportunities once we have sufficient funding and operational resources to implement our expansion strategy abroad.

Product Portfolio

Our product is a unique and patented RPPA technology platform, which can quantify protein signaling to support oncology clinical treatment decisions and biopharmaceutical drug development. Because protein signaling is responsible for the development and progression of cancer, nearly all FDA-approved cancer therapeutics target proteins, not genes. The Ignite RPPA technology can reveal the protein drug target(s) that are essentially turned “on” in a patient’s cancer and may help support the most effective treatment plan to turn those proteins “off”. Therefore, the Ignite RPPA technology is a critical tool that may empower oncologists with actionable information to effectively treat a cancer patient, which is often missed by standard proteomic and genomic testing. Our commercially available Lab Developed Test (LDT), the Ignite RPPA Assay for Breast Cancer, is currently being utilized by oncologists across the United States to assist in making the most targeted treatment plan for their patients with advanced breast cancer. The Ignite Proteomics test determines which drug target(s) are present and/or activated and may reveal to the oncologist which patients are predicted to be responders versus non-responders to a particular therapeutic. The test may provide therapeutic recommendations to support oncologist treatment selection of the best therapy option – which may improve patient response and consequently save the healthcare system substantial dollars.

In molecular diagnostic testing, it is common for assays to include dozens or even hundreds of potential markers, even though only a smaller subset has the robust evidence to warrant major cancer care guideline inclusion, for instance, the guidelines of the National Comprehensive Cancer Network (NCCN), and commercial and government payer reimbursement. Our Ignite RPPA tests for 32 analyte, which are proteins or “activated” proteins. Although we currently measure 32 protein markers in a single test we are pursuing formal insurance coverage and guideline inclusion, including from NCCN, on a marker-by-marker basis, focusing first on those that demonstrate clear clinical utility.

We believe our RPPA analysis of phosphorylated AKT for AKT-targeted drugs, two-marker combinations for HER2 therapy response, and MHC-II for pembrolizumab meet the standards for NCCN guideline inclusion as emerging biomarkers based on the following clinical data:

●	phosphorylated AKT, which is shown to be a predictor of response to the drug ipatasertib independent of the traditional biomarkers. The findings are clinically significant (95% confidence level of 4%-67% improvement over standard of care), even though the sample size is small. The study is published at https://pmc.ncbi.nlm.nih.gov/articles/PMC9377742/.

●	Plotting pEGFR and pERBB2 expression together revealed a separation into two groups of patients: one with excellent response to the target therapy, neratinib, and one without. Since HER2 and EGFR are well-known heterodimerization partners, the fact that both are found to be highly co-activated in the pre-treatment tumor samples of responding patient population provide further evidence of functional HER2-driven pathway activation and signaling coherence. The study is published at https://pmc.ncbi.nlm.nih.gov/articles/PMC8571284/.

●	MHC-II has been shown to be a superior biomarker to PDL-1 for predicting response to pembrolizumab (Keytruda). The data we will present to NCCN is currently in review for publication. However, there are other studies that support our findings, including at https://pmc.ncbi.nlm.nih.gov/articles/PMC4740184/ for melanoma patients. Our data will be the first analysis in breast cancer patients to be published.

The currently available Ignite RPPA Assay for Breast Cancer will be followed by the Ignite RPPA Pan-Tumor Assay 1.0, expected to launch in 2025 to include ovarian, endometrial, and head & neck cancers. The test is expected to expand further in 2026 to the Ignite RPPA Pan-Tumor Assay 2.0 to support the treatment of colorectal, prostate, pancreatic, lung, and other solid tumor cancer indications. We are aware that the U.S. Food and Drug Administration (the “FDA”) published new rules concerning LDT regulation on May 6, 2024, and intend to comply fully with the final regulations. Because we have demonstrated analytic and clinical validity under CLIA, CAP, and NYS CLEP standards, we anticipate meeting any additional FDA requirements as they come into effect. However, we cannot guarantee that we will meet any such new requirements or be able to obtain any new approvals required.

Corporate Information

The Company was organized in August 2000 as a Kentucky professional service corporation and was the forerunner to our business through 2023. In March 2015, IMAC Holdings, LLC, a Kentucky limited liability company was organized and effective June 1, 2018, IMAC Holdings, LLC converted into a Delaware corporation and changed its name to IMAC Holdings, Inc., which conversion is referred to herein as the Corporate Conversion. In conjunction with the conversion, all of our outstanding membership interests were exchanged on a proportional basis into shares of common stock.

Our principal executive offices are located at 3401 Mallory Lane, Suite 100, Franklin, Tennessee, 37067 and our telephone number is (303) 898-5896. We maintain a corporate website at imacholdings.com.

During the year ended December 31, 2024, the Company entered into several financing transactions with Theralink Technologies, Inc. that culminated in an acquisition of Theralink assets. Pursuant to the Settlement and Release Agreement, the Company acquired certain assets which resulted in the recording of long lived assets of $1.1 million. The Note receivables of $1.1 million was settled as part of the arrangement. In addition, in order to receive releases from security holders of Theralink, the Company issued 24,172 shares of Series E preferred stock. The Series E preferred stock was valued at a de minimis value. Series E preferred stock does not have any voting rights and each preferred share has a conversion price of $3.641 per share.

We subsequently obtained transfers to us of the Original Proteomics Licenses.

Listing of Company Securities

Beginning in 2023, the Company experienced deficiencies in compliance with Nasdaq Listing Rules. Including the Minimum Equity Rule, which required us to maintain a required minimum of $2,500,000 in stockholders’ equity for continued listing, as required under Listing Rule 5550(b)(1). We cured all such deficiencies subject ot a one year “Panel Monitor” as that term is defined by Nasdaq Listing Rule 5815(d)(4)(B) with respect to the Minimum Equity Rule.

On January 21, 2025, the Company received a Notice from Nasdaq advising the Company that it no longer complied with the Minimum Equity Rule. Due to the Panel Monitor, the Company was not eligible to submit a plan to the Staff to request an extension of up to 180 calendar days in which to regain compliance with the Minimum Equity Rule, and as a result, the Staff determined to delist the Company’s securities from Nasdaq.

The Company appealed the delisting notice at a hearing before Nasdaq on March 4, 2025. On March 24, 2025, the Company was notified by Nasdaq that our appeal was denied and that the Company’s securities were suspended at the open of trading on March 26, 2025. We expect Nasdaq to complete the delisting by filing a Notification of Removal from Listing on Form 25 with the Securities and Exchange Commission (the “SEC”).

As a result of the suspension in trading and expected delisting, the Company’s common stock began trading publicly on the OTC Pink Market under its existing symbols “BACK” on March 26, 2025. The Company intends to apply to have its common stock traded on the OTCQB. There is no guarantee that such application will be approved or when.

Implications of Being a Smaller Reporting Company

We are a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, as long as we are a smaller reporting company with less than $100 million in annual revenue, we are not required to obtain an attestation report on internal control over financial reporting from our independent registered public accounting firm.

Government Regulation

Laboratory Developed Test Regulations

In general, the Food and Drug Administration (the “FDA”) and equivalent other country authorities require labeling, advertising and promotional materials to be truthful and not misleading and marketed only for the approved indications and in accordance with the provisions of the approved label.

We intend to develop diagnostic tests, a laboratory developed test (“LDT”) for clients that cannot currently be provided using test kits approved or cleared by the FDA. The FDA has been considering changes to the way that it regulates these LDTs. Currently, all LDTs are conducted and offered in accordance with CLIA, and individual state licensing procedures. The FDA has published a draft guidance document that would require FDA clearance or approval of a subset of LDTs, as well as a modified approach for some lower risk LDTs that may require FDA oversight short of the full premarket approval or clearance process. Congress may enact legislation to provide a regulatory framework for the FDA’s role with regard to LDTs.

In 2014, the FDA issued draft guidance announcing that it would end its historical policy of enforcement discretion regarding LDTs and outlining the first of multiple frameworks that have been proposed for their regulation. The FDA announced in 2016 that it no longer planned to finalize its draft guidance and that it would continue to exercise enforcement discretion with respect to LDTs. On January 13, 2017, the FDA published a non-binding “Discussion Paper” proposing a framework of LDT oversight largely consistent with the draft guidance, “to spur further dialogue” and give “congressional authorizing committees the opportunity to develop a legislative solution.” Recent agency announcements made in the context of the COVID-19 public health emergency have produced a shifting policy landscape and further uncertainty regarding the FDA’s role in regulating LDTs. In August 2020, the Department of Health and Human Services (“HHS”) announced that the FDA would not require premarket review of LDTs absent notice-and-comment rulemaking, but in November 2021, HHS issued a statement withdrawing that prior announcement, indicating a return to the FDA’s longstanding approach to the regulation and enforcement discretion toward LDTs.

Congress has also considered a number of legislative proposals in recent years that would amend the regulatory framework for LDTs, including, among other requirements, FDA premarket review of certain LDTs. The most recent such proposal, the VALID Act, was introduced in both the House and Senate on June 24, 2021. A competing legislative proposal, the Verified Innovative Testing in American Laboratories Act of 2021 (“VITAL Act”), was introduced in the Senate on May 18, 2021. However, it remains uncertain whether Congress will enact legislation regulating LDTs, and, if so, whether the legislation will be similar to the framework described in the FDA’s 2014 draft guidance or Discussion Paper, or either the VITAL or VALID Acts.

Environmental Regulation

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

Employees and Human Capital Management

As of March 31, 2025, we employed 15 individuals, of which all were full-time employees. As of that date, none of our employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be good. We remain further committed to increasing the diversity of our employee base.

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at https://imacregeneration.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Such reports will remain available on our website for at least 12 months and are also available free of charge by written request or by contacting us at (303) 898-5896.

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

Risks Relating to Our Business

We recorded a net loss for the years ended December 31, 2024 and December 31, 2023 and there can be no assurance that our future operations will result in net income; we received a going concern qualification.

For the year ended December 31, 2024 and December 31, 2023, we had net loss from our current business of approximately $6,298,000 and $0, respectively. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The fee we charge for our management services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our services at acceptable prices relative to our costs, or if we fail to develop and introduce new services on a timely basis and services from which we can derive additional revenues, our financial results will suffer.

As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from, and net cash used in, operations and has a net capital deficiency, and has discontinued its operations, which raise substantial doubt about its ability to continue as a going concern. We expect to incur losses this year and may never achieve or maintain profitability. Our future success depends on our ability to attract and retain qualified personnel, and changes in management may negatively affect our business. We have a need for additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our development. We may form or seek strategic alliances in the future, and we may not realize the benefits of such alliances. If we are unable to obtain sufficient financing to fund our operations, we may have to seek protection under applicable law, which may include Federal or state bankruptcy laws.

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

● adequate coverage or reimbursement for our services by government healthcare programs and third-party payors, including private health coverage insurers and health maintenance organizations; and

● the ability of patients to afford any required co-payments for our services

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

We may be audited by CMS or any health insurance provider that pays us for services provided to patients. Any such audit may result in reclaimed payments, which would decrease our revenue and adversely affect our financial performance. Our federal tax returns may be audited by the IRS and our state tax returns may be audited by applicable state government authorities. Any such audit may result in the challenge and disallowance of some of our deductions or an increase in our taxable income. We are currently involved in certain such ongoing audits based on our discontinued regenerative medicine business. No assurance can be made with regard to the deductibility of certain tax items or the position taken by us on our tax returns. Further, an audit or any litigation resulting from an audit could unexpectedly increase our expenses and adversely affect financial performance and operations.

Regulatory changes, such as proposed government regulation of LDTs, could require us to conduct additional clinical trials or result in delays, increased costs, or the failure to obtain necessary regulatory approvals, which could harm our business.

We intend to develop diagnostic tests for clients (an LDT) that cannot currently be provided using test kits approved or cleared by the FDA. The FDA has been considering changes to the way that it regulates these LDTs. Currently, all LDTs are conducted and offered in accordance with CLIA, and individual state licensing procedures. The FDA has published a draft guidance document that would require FDA clearance or approval of a subset of LDTs, as well as a modified approach for some lower risk LDTs that may require FDA oversight short of the full premarket approval or clearance process. Congress may enact legislation to provide a regulatory framework for the FDA’s role with regard to LDTs. As a result, there is a risk that the FDA’s proposed regulatory process could delay the offering of certain tests and result in additional validation costs and fees. This FDA approval or clearance process may be time-consuming and costly, with no guarantee of ultimate approval or clearance.

In 2014, the FDA issued draft guidance announcing that it would end its historical policy of enforcement discretion regarding LDTs and outlining the first of multiple frameworks that have been proposed for their regulation. The FDA announced in 2016 that it no longer planned to finalize its draft guidance and that it would continue to exercise enforcement discretion with respect to LDTs. On January 13, 2017, the FDA published a non-binding “Discussion Paper” proposing a framework of LDT oversight largely consistent with the draft guidance, “to spur further dialogue” and give “congressional authorizing committees the opportunity to develop a legislative solution.” Recent agency announcements made in the context of the COVID-19 public health emergency have produced a shifting policy landscape and further uncertainty regarding the FDA’s role in regulating LDTs. In August 2020, the Department of Health and Human Services (“HHS”) announced that the FDA would not require premarket review of LDTs absent notice-and-comment rulemaking, but in November 2021, HHS issued a statement withdrawing that prior announcement, indicating a return to the FDA’s longstanding approach to the regulation and enforcement discretion toward LDTs.

Congress has also considered a number of legislative proposals in recent years that would amend the regulatory framework for LDTs, including, among other requirements, FDA premarket review of certain LDTs. The most recent such proposal, the VALID Act, was introduced in both the House and Senate on June 24, 2021. A competing legislative proposal, the Verified Innovative Testing in American Laboratories Act of 2021 (“VITAL Act”), was introduced in the Senate on May 18, 2021. However, it remains uncertain whether Congress will enact legislation regulating LDTs, and, if so, whether the legislation will be similar to the framework described in the FDA’s 2014 draft guidance or Discussion Paper, or either the VITAL or VALID Acts. It is possible that legislation and resulting FDA regulation may result in increased regulatory burdens and costs for us to seek marketing authorization for and maintain ongoing compliance for our existing tests, any modifications thereto, or any future tests we may develop. If the government begins to regulate our tests, it could require a significant volume of applications, which would be burdensome. Furthermore, governmental bodies could take a long time to review such applications and/or document responses if other laboratories were also required to file applications and/or document responses for each of their LDTs.

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

We have exposure to general uncertainty and complex matters regarding the patents we license.

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

We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. Further, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes. As of December 31, 2024, we had federal and state net operating loss carryforwards of approximately $59.5 million and $59.5 million, respectively.

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

The market price of our common stock fluctuates substantially as a result of many factors, some of which are beyond our control. During the 52-week period ending March 26, 2025, the market price of our common stock ranged from a low of $0.14 to a high of $7.75. These fluctuations could cause you to lose all or part of the value of your investment in our common stock and/or warrants. Factors that could cause fluctuations in the market price of our common stock include the following:

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

Our Board of Directors is authorized to issue series of preferred stock without any action on the part of our holders of Common Stock, known as “blank check” preferred stock. Our Board of Directors also has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our Common Stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our Common Stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our Common Stock, the rights of holders of our Common Stock or the price of our Common Stock could be adversely affected. In particular, as of March 31, 2025 we had issued and outstanding 2,020 Series C-1 Preferred Shares, 876 Series C-2 Preferred Shares, 14,003 Series D Preferred Shares, 24,172 Series E Preferred Shares, 300 Series F Preferred Shares and 4,676 Series G Preferred Shares which are convertible into an aggregate of 15,483,060 shares of our common stock.

The Company’s common stock has been suspended from trading on Nasdaq and currently trades on the OTC Pink Market, which may adversely affect the flexibility of holders of common stock to resell their securities in the secondary market.

Beginning in 2023, the Company experienced deficiencies in compliance with Nasdaq Listing Rules, including the Minimum Equity Rule, which required us to maintain a required minimum of $2,500,000 in stockholders’ equity for continued listing, as required under Listing Rule 5550(b)(1). We cured all such deficiencies subject to a one year “Panel Monitor” as that term is defined by Nasdaq Listing Rule 5815(d)(4)(B) with respect to the Minimum Equity Rule.

On January 21, 2025, the Company received a Notice from Nasdaq advising the Company that it no longer complied with the Minimum Equity Rule. Due to the Panel Monitor, the Company was not eligible to submit a plan to the Staff to request an extension of up to 180 calendar days in which to regain compliance with the Minimum Equity Rule, and as a result, the Staff determined to delist the Company’s securities from Nasdaq.

The Company appealed the delisting notice at a hearing before Nasdaq on March 4, 2025. On March 24, 2025, the Company was notified by Nasdaq that our appeal was denied and that the Company’s securities were suspended at the open of trading on March 26, 2025. We expect Nasdaq to complete the delisting by filing a Notification of Removal from Listing on Form 25 with the Securities and Exchange Commission (the “SEC”).

As a result of the suspension in trading and expected delisting, the Company’s common stock began trading publicly on the OTC Pink Market under its existing symbols “BACK” on March 26, 2025. The Company intends to apply to have its common stock traded on the OTCQB. There is no guarantee that such application will be approved or when.

The OTC Pink Market and OTCQB are significantly more limited markets than Nasdaq, and quotation on the OTC Pink Market or OTCQB will likely result in a less liquid market for existing and potential holders of the Company’s common stock to trade such securities and could further depress the trading price of the common stock. The Company can provide no assurance that its common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of its common stock on this market, or whether the trading volume of its common stock will be sufficient to provide for an efficient trading market for existing and potential holders of its common stock.

Trading on the OTC Pink Market or OTCQB could also harm the Company’s ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in the Company’s financial stability by suppliers, customers and employees. Investors would likely find it more difficult to dispose of, or to obtain accurate market quotations for, the common stock, as the liquidity that Nasdaq provides would no longer be available to investors.

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

● provide that stockholders are only entitled to call a special meeting upon written request by 33.33% of the outstanding common stock; and

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

General Risk Factors

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

We manage our business operations from our principal executive office in Franklin, Tennessee and laboratory space in Golden, Colorado. We are in the process of having the lease for the laboratory space we use in Golden, Colorado assigned to us. Our executive office lease and our laboratory lease are on a month-to-month basis. Our total rent expense was $0.1 million under our office and laboratory lease for 2024.

We believe our present office space are adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

Lincoln Gardens Partners, LLC d/b/a Twin Lakes Office Park (“Landlord”), filed a complaint against the Company, IMAC Management of Florida (“IMAC Florida”), and Mr. Marty Willmitch on March 14, 2025 in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida relating to an alleged default in a foreclosure action regarding a lease by Landlord of the Company’s former clinic location in Tampa, Florida. The Company has surrendered the premises and is in discussions with the Landlord regarding outstanding amounts and a potential settlement. The Landlord alleges that the Company may owe approximately $0.15 million for accelerated lease payments, commissions, costs of tenant improvements, and interest owed in accordance with certain lease agreements.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of final outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings. Refer to Note 12, Commitments and Contingencies, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Form 10-K for a description of current legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In connection with the completion of our initial public offering, our common stock and warrants began trading on the Nasdaq Capital Market on February 13, 2019, under the symbols “IMAC” and “IMACW”, respectively. On August 8, 2022, the Company changed its “IMAC” ticker symbol to “BACK”. Our publicly traded warrants expired in February 2024 and are no longer listed for trading.

As of March 31, 2025, there were approximately 63 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Dividend Policy

Our board of directors will determine our future dividend policy based on our results of operations, financial condition, capital requirements and other circumstances. We have not previously declared or paid any cash dividends on our Common Stock. We anticipate that we will retain earnings to support operations and finance the growth of our business. Accordingly, it is not anticipated that any cash dividends will be paid on our Common Stock in the foreseeable future.

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

Overview

IMAC Holdings, Inc. operates primarily through its wholly owned subsidiary, Ignite Proteomics, LLC (Ignite), that utilizes a unique and patented RPPA technology platform, which can quantify protein signaling to support oncology clinical treatment decisions and biopharmaceutical drug development.

Ignite has recently obtained credentials to bill Medicare for reimbursement.

For the year ended December 31, 2024, the Company had:

●	$0.07 million in net revenue;

●	net loss of $9.0 million comprised of ($6.3 million) from our continuing operations and ($2.7 million) from our discontinued operations; and,

●	a one-time expenses of $2.7 million in discontinued operations related to a reserve for CMS request for payment related to a Medicare audit.

Matters that May or Are Currently Affecting Our Business

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	Our ability to obtain additional financing for the projected costs associated with the growth of our recently acquired laboratory;

●	Our ability to attract competent, skilled laboratory and sales personnel for our operations at acceptable prices to manage our overhead; and

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgments, see Note 2 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Results of Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Revenues, net

The Company’s revenue is diversified between biopharmaceutical drug development, contract research and patient or third party payors. The Company had revenues of $.07 million and $0 for the years ended December 31, 2024 and 2023, respectively.

Cost of Revenues

Cost of revenues consisted of laboratory supplies of $0.2 million and depreciation expense of $0.1 million.

Operating expenses

Operating expenses were $5.4 million for the year ended December 31, 2024. They consisted of $1.8 million for salaries and benefits, $1.2 million in legal fees, $1.6 million in professional fees and consulting, $0.3 million in insurance, $0.2 million for occupancy and $0.3 million for other expenses.

Discontinued Operations

Costs and expenses incurred in discontinued operations relate to the legal accrual associated with the Progressive Health matter.

Liquidity and Capital Resources

As of December 31, 2023, we had $0.5 million in cash and a working capital deficit of $(7.3) million. As of December 31, 2023, we had cash of $0.2 million and working capital of $(0.8) million. The decrease in working capital was primarily due to a $2.3 million increase in accounts payable, $1.1 million increase in dividends payable and $2.7 million related to the reserve for the Medicare audit.

As of December 31, 2024, we had approximately $8.0 million in current liabilities. Approximately $2.7 million of our current liabilities outstanding were to our vendors, $1.3 million were dividends payable to our preferred shareholders and $4.0 million for liabilities of discontinued operations. Of the discontinued operations liabilities, $2.7 million relates to the reserve for the Medicare audit and $0.5 are for operating leases.

As of December 31, 2024, we had an accumulated deficit of $65.0 million. We anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed or favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current of future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Our management team has determined that our financial condition raises substantial doubt as to our ability to continue as a going concern.

Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payers.

During the year ended December 31, 2024, net cash used in operations increased to $3.2 million compared to $2.8 million for the year ended December 31, 2023. This decrease was primarily attributable to our increase in accounts payable.

Net cash used in investing activities during the years ended December 31, 2024 and 2023 was $0.4 million and $1.8 million, respectively. The decrease was primarily due to the previous years’ sale of physician practices and property and equipment.

Net cash provided by financing activities during the year ended December 31, 2024 was $3.9 million, which was primarily proceeds from the sale of preferred stock, net of related fees, and issuance of promissory notes. Net cash provided by financing activities during the year ended December 31, 2023 was $4.0 million, including proceeds from the sale of preferred stock, net of related fees.

Impact of Inflation

We believe that inflation had a material impact on our results of operations for the years ended December 31, 2024. Inflation was evident in staffing and supply costs related to the delivery of patient care. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

IMAC Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IMAC Holdings, Inc. (the “Company”) as of December 31, 2024, the related consolidated statement of operations, stockholders’ equity (deficit) and cash flow for each of the one year in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also audited the disclosure of significant expenses and other segment items in Note 14 that have been disclosed for 2023 due to the adoption of ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, and the recast of the segment disclosures in Note 14 to reflect one reportable segment. In our opinion, such disclosures are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2023 consolidated financial statements of the Company other than with respect to these disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements taken as a whole.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2024.

New York, NY

April 14, 2025

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

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

IMAC Holdings, Inc.

Consolidated Balance Sheets

December 31, 2024 and 2023

	2024	2023
ASSETS
Current assets:
Cash	$504,189	$221,511
Accounts receivable, net	28,030	-
Prepaid expenses and other current assets	152,122	94,711
Note receivable, net	-	731,067
Assets of discontinued operations	-	96,830
Total current assets	684,341	1,144,119

Property and equipment, net	904,680	-

Total assets	$1,589,021	$1,144,119

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,714,102	$454,055
Dividends payable	1,250,979	130,000
Liabilities of discontinued operations	4,017,920	1,312,711
Total current liabilities	7,983,001	1,896,766

Total liabilities	7,983,001	1,896,766

Commitment and Contingencies – Note 13

Stockholders’ equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 authorized, 50,502 issued and outstanding at December 31, 2024 and 2,645 Series B-1 and 1,905 Series B-2 issued and outstanding at December 31, 2023	51	5
Common stock; $0.001 par value, 120,000,000 authorized; 2,029,864 and 1,148,321 shares issued and outstanding at December 31, 2024 and 2023, respectively.	1,168	1,149
Additional paid-in capital	58,588,953	55,184,524
Accumulated deficit	(64,984,152)	(55,938,325)
Total stockholders’ equity (deficit)	(6,393,980)	(752,647

Total liabilities and stockholders’ equity (deficit)	$1,589,021	$1,144,119

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2024 and 2023

	2024	2023

Patient revenue, net	$72,050	$-
Cost of revenues	305,248	-
Gross profit (loss)	(233,198)	-

Operating expenses:
General and administrative	5,390,069	2,941,624
Loss on disposition or impairment	-	3,433,884
Total operating expenses	5,390,069	6,375,508

Operating loss	(5,623,267)	(6,375,508)

Other income (expense):
Interest income	3,470	27,156
Other income (expense)	-	(2,040)
Interest expense	(677,981)	(124,966)
Total other income (expenses)	(674,511)	(99,850

Net loss before income taxes	(6,297,778)	(6,475,358)

Income taxes	-	-

Net loss from continuing operations	(6,297,778)	(6,475,358)

Discontinued Operations:

Loss from operations of discontinued component	(2,648,008)	(1,707,342)
Loss on disposal of discontinued operations	(100,041)	(1,235,885)
Net loss from discontinued operations	(2,748,049)	(2,943,227)

Net loss	(9,045,827)	(9,418,585)

Preferred dividends	(1,250,979)	(130,000)

Net loss available to common stockholders	$(10,296,806)	$(9,548,585)

Net loss per share from continuing operations – Basic and diluted	$(4.01)	$(5.82)
Loss per share from discontinued operations – Basic and diluted	$(1.75)	$(2.65)
Net loss per share – Basic and diluted	$(5.76)	$(8.47)

Weighted average common shares outstanding
Basic and diluted	1,569,627	1,111,844

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2024 and 2023

	Preferred Stock		Common Stock
	Number of Shares	Par	Number of Shares	Par	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance, December 31, 2022		$-	1,097,843	$1,098	$51,169,898	$(46,519,740)	$4,651,256

Issuance of common stock for cash	-	-	2,725	3	16,647	-	16,650
Issuance of fractional shares with reverse stock split	-	-	37,753	38	(38)	-	-
Issuance of employee stock options	-	-	-	-	40,131	-	40,131
Share based compensation expense	-	-	10,000	10	42,890	-	42,900
Issuance of preferred stock net of issuance costs	4,550	5	-	-	4,044,996	-	4,045,001
Dividends declared	-	-	-	-	(130,000)	-	(130,000)
Net loss	-	-	-	-	-	(9,418,585)	(9,418,585)
Balance, December 31, 2023	4,550	5	1,148,321	1,149	55,184,524	(55,938,325)	(752,647)
Issuance of preferred stock for cash, net of issuance costs	48,138	48	-	-	4,490,010	-	4,490,058
Dividends declared	-	-	-	-	(1,120,979)	-	(1,120,979)
Conversion of preferred stock into common shares	(2,186)	(2)	864,846	2	-	-	-
Share based compensation expenses	-	-	16,665	17	35,398	-	35,415
Net loss	-	-	-	-	-	(9,045,827)	(9,045,827)
Balance, December 31, 2024	50,502	$51	2,029,832	$1,168	$58,588,953	$(64,984,152)	$(6,393,980)

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(9,045,827)	$(9,418,585)
Net loss from discontinuing operations	(2,748,049)	(2,943,227)
Net loss from continuing operations	(6,297,778)	(6,475,358)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	139,182	403,593
Interest expense - OID	640,000	-
Share based compensation	35,415	83,031
Loss on disposition of assets	-	1,475,289
Loss on impairment	-	3,519,322
Bad debt expense	-	431,671
Gain on extinguishment of debt	-	(94,346

Changes in operating assets and liabilities:
Accounts receivable, net	(28,030)	1,449,569
Prepaid expenses and other current assets	33,360	265,553
Deferred compensation	-	196,121
Security deposits	-	205,389
Liability to issue common stock	-	(329,855)
Right of use/lease liability	-	(346,770)
Accounts payable and accrued expenses	5,063,810	(388,467)
Patient deposits	-	(241,666)
Net cash used in operating activities from continuing operations	(414,041)	153,076
Net cash used in operating activities from discontinued operations	(2,748,049)	(2,943,227)
Net cash used in operating activities	(3,162,090)	(2,790,151)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Note receivable	(375,000)	(3,000,000)
Proceeds from sale of practices	-	224,700
Proceeds from sale of property and equipment	-	1,000,000
Net cash used in investing activities	(375,000)	(1,775,300)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	16,650
Proceeds from issuance of preferred stock, net of offering costs	2,221,492	4,045,000
Payments on notes payable	-	(10,350)
Proceeds from notes payable	1,600,000	-
Payments on finance lease obligation	(1,724)	(27,549)
Net cash from financing activities	3,819,768	4,023,751

Net increase (decrease) in cash	282,678	(541,700)

Cash, beginning of year	221,511	763,211

Cash, end of year	$504,189	$221,511

Supplemental cash flow information:
Interest paid	$-	$129,981
Income Tax	$-	$-
Preferred stock conversion	2	-
Accrued dividends	$1,251,000	$130,000
Settlement of notes receivable in connection with asset purchase agreement	$1,044,000	$-

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

Discontinued operations

Until recently, IMAC Holdings, Inc. was a holding company for IMAC Regeneration Centers, The BackSpace retail stores and our Investigational New Drug division. As of December 31, 2024 and 2023, the Company has sold or discontinued patient care at all our locations and has accordingly presented this component as discontinued operations. (See Note 11)

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as promulgated by the Financial Accounting Standards Board (“FASB”) through the Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The accompanying consolidated financial statements include the accounts of IMAC Holdings, Inc. and the following entities which are consolidated due to direct ownership of a controlling voting interest or other rights granted to us as the sole general partner or managing member of the entity: Ignite Proteomics, LLC (“Ignite”), IMAC Regeneration Center of St. Louis, LLC (“IMAC St. Louis”), IMAC Management Services, LLC (“IMAC Management”), IMAC Regeneration Management, LLC (“IMAC Texas”) IMAC Regeneration Management of Nashville, LLC (“IMAC Nashville”) IMAC Management of Illinois, LLC (“IMAC Illinois”), Advantage Hand Therapy and Orthopedic Rehabilitation, LLC (“Advantage Therapy”), IMAC Management of Florida, LLC (“IMAC Florida”), Louisiana Orthopaedic & Sports Rehab (“IMAC Louisiana”) and The Back Space, LLC (“BackSpace”); the following entity which is consolidated with IMAC Regeneration Management of Nashville, LLC due to control by contract: IMAC Regeneration Center of Nashville, PC (“IMAC Nashville PC”); the following entities which are consolidated with IMAC Management of Illinois, LLC due to control by contract: Progressive Health and Rehabilitation, Ltd., Illinois Spine and Disc Institute, Ltd. and Ricardo Knight, P.C.; the following entities which are consolidated with IMAC Management Services, LLC due to control by contract: Integrated Medicine and Chiropractic Regeneration Center PSC (“Kentucky PC”) and IMAC Medical of Kentucky, PSC (“Kentucky PSC”) ; the following entities which are consolidated with IMAC Florida due to control by contract: Willmitch Chiropractic, P.A. and IMAC Medical of Florida, P.A.; the following entity which is consolidated with Louisiana Orthopaedic & Sports Rehab due to control by contract: IMAC Medical of Louisiana, a Medical Corporation; and the following entities which are consolidated with BackSpace due to control by contract: ChiroMart LLC, ChiroMart Florida LLC, and ChiroMart Missouri LLC.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the consolidated financial statements are prepared. On an ongoing basis, the Company evaluates its estimates, including those related to contractual insurance adjustments on revenues and expected credit losses, impairment of long-lived assets including intangible assets, valuation of loans receivable and valuation of stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Revenue Recognition

The Company accounts for its revenue transactions under Financial Accounting Standards Board (“FASB”) through the Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). In accordance with ASC Topic 606, the Company recognizes revenues when its customers obtain control of its product for an amount that reflects the consideration it expects to receive from its customers in exchange for that product. To determine revenue recognition for contracts that are determined to be in scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when such performance obligation is satisfied.

In 2024, the Company’s revenue is diversified between biopharmaceutical drug development, contract research and patient or third party payors. Revenue is recognized when the analysis report is submitted to the customer.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2024 and 2023.

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

During the year ended December 31, 2024, the Company entered into several financing transactions with Theralink Technologies, Inc. (“Theralink”) that culminated in an acquisition of Theralink assets. Pursuant to the Settlement and Release Agreement dated May 1, 2024, the Company acquired certain assets which resulted in the recording of long lived assets of $1.1 million. The receivables of $1.1 million under the senior secured convertible debentures of Theralink (the “Theralink Notes”) was settled as part of the arrangement.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Additions and improvements to property and equipment are capitalized at cost. Depreciation of owned assets are computed using the straight-line method over the estimated useful lives. The cost of assets sold or retired, and the related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in other income (expense) for the year. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Specifically, we reclassified $0.13 million dividend payable out of accrued expenses into a separate line item and reclassified salaries and benefits, advertising and marketing, and depreciation and amortization into the one line item titled general and administrative.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 requires that a public entity that has a single reportable segment, such as the Company, provide all the disclosures required by the existing segment disclosure requirements in Topic 280, as amended. These segment disclosures include significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and included with each reported measure of segment loss, disclosure of other segment items by reportable segment and a description of the segment’s composition, disclosures about our reportable segment’s profit or loss and assets currently required, disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(S) of segment profit or loss in assessing segment performance and deciding how to allocate resources. We adopted ASU 2023-07 effective for the year ended December 31, 2024, and have retrospectively applied it to all periods presented.

In December 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income- Expense Disaggregation Disclosures (ASU 2024-03). ASU 2024-03 requires disclosure of specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information to help financial statement users (a) better understand the Company’s performance, (b) better assess the Company’s prospects for future cash flows, and (c) compare the Company’s performance over time and with that of other entities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

Note 4 – Property and Equipment

Property and equipment consisted of the following at December 31, 2024 and 2023:

	Estimated Useful Life	December 31, 2024	December 31, 2023

Equipment	5 years	1,044,000	762

Less: accumulated depreciation		(139,000)	-

Total property and equipment, net		$905,000	$762

Depreciation was approximately $0.1 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.

Note 5 – Settlement and Release Agreement - Theralink

During the year ended December 31, 2024, the Company entered into several financing transactions with Theralink Technologies, Inc. (“Theralink”) that culminated in an acquisition of Theralink assets. Pursuant to the Settlement and Release Agreement dated May 1, 2024, the Company acquired certain assets which resulted in the recording of long lived assets of $1.1 million. The receivables of $1.1 million under the senior secured convertible debentures of Theralink (the “Theralink Notes”) was settled as part of the arrangement. In addition, in order to receive releases from security holders of Theralink, the Company issued 24,172 shares of Series E preferred stock. The Series E preferred stock was valued at a de minimis value. Series E preferred stock does not have any voting rights and each preferred share has a conversion price of $3.641 per share.

Note 6 – Note Payable

During the year ended December 31, 2024, the Company issued promissory notes (the “Notes”) to certain lenders (the “Lenders”) in the aggregate principal amount for approximately $2.2 million (the “Principal”), for cash proceeds of approximately $1.6 million. The OID of $0.64 million was recorded as interest expense.

The Company has used $2.2 million of the Series G proceeds (see Note 8) to repay the outstanding promissory notes.

Note 7 – Stock Option

The information below summarizes the stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2022	11,216	$96.90	3.75
Granted	-	-	-
Exercised	-	-	-
Cancelled	(9,904)	92.40	2.77
Outstanding at December 31, 2023	1,312	$118.33	1.35
Granted	10,000	2.50	5.00
Exercised	-	-	-
Cancelled	(6)	132.90	4.21
Outstanding at December 31, 2024	11,306	$15.93	4.94

2018 Incentive Compensation Plan

On August 30, 2024, the Company amended its 2018 Incentive Compensation Plan to increase the number of shares authorized for issuance thereunder from 66,667 to 566,667 shares.

Note 8 – Shareholders’ Equity (Deficit)

Preferred Stock 2023

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

In 2024, the Series B-1 and B-2 preferred shares were exchanged for Series C-1 and C-2 preferred shares.

Preferred Stock sold for cash

During the year ended December 31, 2024, the Company sold 1,276, 17,364, 24,172, 450 and 4,676 shares of Series C-2, Series D, Series E, Series F and Series G preferred stock, respectively, for gross proceeds of $5.09 million.

The Company used $2.2 million of the Series G proceeds to repay $2.2 million of outstanding promissory notes of the Company and accordingly, the Company had no debt outstanding after such repayments.

Series C-2, Series D, Series E, Series F and Series G preferred stock have dividends equal to 10% per annum.

In connection with the sale of preferred stock in 2024, the Company issued common stock purchase warrants of 5.7 million with a weighted average exercise price of $2.00. The warrants were accounted for in equity and have a value of $11.5 million.

Inputs associated with the value of those warrants is Contractual term of 5 years, Volatility of 149%, Dividend Yield of 0% and risk free rate of 4.43%.

Preferred stock exchanged

During the year ended December 31, 2024, certain investors exchanged 4,550 shares of Series B-1 and B-2 preferred stock for shares of Series C-1 preferred stock. The share exchange was accounted for as a modification; however, the difference in fair value was de minimis. The Series C-1 have dividends equal to 10% per annum.

Preferred stock converted

During the year ended December 31, 2024, 2,186 shares of preferred stock were converted into 864,846 shares of common stock.

Restricted Stock Units

On May 19, 2023, the Company granted an aggregate of 10,000 RSUs to Board members with these RSU’s vesting immediately with a fair value of $42,900 based on the grant date stock price.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	24,029	$23.40
Granted	10,000	4.29
Vested	(10,000)	4.29
Cancelled	(24,029)	23.40
Outstanding at December 31, 2023	-	-
Granted	16,665	1.27
Vested	(16,665)	1.27
Outstanding at December 31, 2024	-	$-

Liquidation preference

Liquidation Value

	Preferred Shares Outstanding	Liquidation Preference
Series C-1	2,564	$3,023,000
Series C-2	1,276	1,504,000
Series D	17,364	20,278,000
Series E	24,172	28,229,000
Series F	450	526,000
Series G	4,676	5,206,000
Total	50,502	$58,766,000

Common Stock

In January 2023, the Company issued 2,725 common shares for cash of $16,650 under its At The Market (ATM) offering.

On December 27, 2023, issued an aggregate of 10,000 common shares for the Board members valued at $4.29 per share or $42,900 based on the quoted trading price on the grant date which was May 2023.

Note 9 – Common stock purchase warrants

In July 2023, the Company issued 2,075,702 warrants in conjunction with the preferred stock offering discussed above.

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term

December 31, 2022	398,582	$45.05	2.86
Granted	2,075,702	1.84	5.50
December 31, 2023	2,474,284	8.80	4.55
Granted	5,733,795	2.00	5.50
Expired	(2,302,136)	8.62	0.00
December 31, 2024	5,905,943	$2.77	5.00

Note 10 - Net Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is determined using the weighted-average of common shares outstanding during the year, adjusted for the dilutive effect of common stock equivalents, consisting of the conversion option embedded in convertible debt. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have a potentially dilutive effect.

Dilutive shares not included in the computation of dilutive loss per share because the effect would be potentially dilutive due to the Company’s net loss were as follows:

	December 31,
	2024	2023

Common Stock Purchase Warrants	5,905,946	2,474,284
Preferred shares B-1	-	1,437,500
Preferred shares B-2	-	1,035,326
Preferred shares C-1	1,075,532	-
Preferred shares C-2	535,248	-
Preferred shares D	7,214,413	-
Preferred shares E	10,043,014	-
Preferred shares F	140,867	-
Preferred shares G	3,018,060	-
Stock options	11,306	1,312
Potentially dilutive shares	27,944,386	4,948,422

Note 11 – Discontinued operations

	December 31,	December 31,
	2024	2023

Assets
Accounts receivable, net	$-	$-
Other current assets	-	1,028
Property and equipment, net	762	762
Other assets	-	95,040
Net assets from discontinued operations	$762	$96,830

Liabilities
Accounts payable and accrued expenses	$3,567,917	$860,221
Other current liabilities	224,069	108,088
Other liabilities	226,697	344,402
Net liabilities from discontinued operations	$4,018,683	$1,312,711

The following table shows the results of income (loss) from discontinued operations:

	December 31,
	2024	2023
Patient revenues, net	$-	$5,197,352

Operating expenses (recovery)	(80,080)	6,498,928
Other expenses	2,828,128	1,641,651
Total (recovery) costs and expenses	2,748,049	8,140,579

Income (loss) from discontinued operations, net of income taxes	$(2,748,049)	$(2,943,227)

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

Accounts receivable of discontinued operations consisted of the following at December 31:

	December 31,
	2024	2023

Accounts receivable, net of contractual adjustments	$439,298	$439,298
Less: allowance for doubtful accounts	(439,298)	(439,298)
Accounts receivable, net	$-	$-

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

The consolidated financial statements include the accounts of variable interest entities (“VIE”) in which the Company is the primary beneficiary under the provisions of the FASB Accounting Standards Codification 810, “Consolidation”. The Company has the power to direct the activities that most significantly impact a VIE’s economic performance. Additionally, the Company would absorb the substantially all of the expected losses from any of these entities should such expected losses occur. As of December 31, 2024 and 2023, the Company’s consolidated VIE’s include 12 PCs and 12 PCs, respectively.

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs included in the accompanying consolidated balance sheets as of December 31, 2024 and 2023, were approximately $0.0 million and ($3.9) million respectively, and the total liabilities of the consolidated VIEs were approximately $2.9 million and $0.2 million, respectively.

Note 12 – Income Taxes

Components of income tax expense /benefit for the year ended December 31, 2024 and December 31, 2023 are as follows:

	2024	2023
Current Income Tax Expense (Benefit) - Federal	-	-
Current Income Tax Expense (Benefit) - State	-	-
Total Current Income Tax Expense (Refund)	-	-

Deferred Income Tax Expense (Benefit) - Federal	-	-
Deferred Income Tax Expense (Benefit) - State	-	-
Total Deferred Income Tax Expense (Benefit)	-	-

Total Provision for Income Taxes	-	-

The tax effects of cumulative temporary differences which give rise to the significant portions of deferred tax assets or liabilities at December 31, 2024 and 2023 are as follows:

Deferred Tax Assets:	2024	2023
Reserves & Allowances	61,864	108,584
Accrued Payroll Expenses	-	-
Other Accrued Expenses	671,345	-
Straight-Line Rent Accrual	-	-
Interest Expense	-	-
Carryforward of Sec. 179	-	-
Charitable Contribution Carryforward	2,895	2,895
Unrealized Gains/Losses on FX Exchange	-	-
Net operating loss carryforward - Federal	12,529,285	9,524,275
Net operating loss carryforward - State	2,807,579	2,194,071
Tax Credits	-	-
Non Qualified Stock Options	435,808	430,577
Amortization	167,756	2,014,677
Total deferred tax assets	16,676,532	14,275,079

Deferred Tax Liabilities:
Depreciation	(133,353)	(2,813)
Amortization	-	-
	-	-
Net deferred tax liability	(133,353)	(2,813)

Less Valuation Allowance	(16,543,179)	(14,272,266)
Total Net Deferred Tax Assets	-	-

The Company has federal net operating loss carryforward of approximately $59.7 million and state net operating losses of approximately $59.7 million. There is no expiration of the federal loss carryforwards as all federal net operating loss carryforwards were generated after December 31, 2017. The state operating loss carryforwards are subject to expiration beginning on December 31, 2031.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2024 and 2023, a full valuation allowance was required.

In addition, the Company performed a comprehensive review of its uncertain tax positions and determined that no liabilities or related interest and penalties were necessary relating to unrecognized tax benefits at December 31, 2024. The Company’s federal and state income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and the Company’s federal and state income tax returns for 2021 and 2023 remain open to examination. The primary state income tax returns are for Florida, Illinois, Kentucky,and Missouri. As of the date of these financial statements, the Company has not yet filed its federal and state income tax returns for the year ended December 31, 2023. The Company does not have any Uncertain Tax Positions (“UTPs”) as of the reporting date. However, if UTPs were to arise, the Company’s policy would be to recognize interest and penalties related to UTPs in the income statement as part of income tax expense.

The reconciliation of the computed effective tax rate to the U.S. federal statutory rate is as follows:

	2024	2023
Federal statutory income tax	21.00%	21.00%
Permanent Differences	0.00%	0.00%
Change in Tax Credits	0.00%	0.00%
Change in Tax Rate	0.00%	0.00%
Change in Valuation Allowance	-24.72%	-23.23%
State income taxes, net of federal benefit	3.72%	3.72%
Prior Year Adjustments	0.00%	-1.49%
Total	0.00%	0.00%

Note 13 – Commitments and Contingencies

From time to time the Company may become subject to threatened and/or asserted claims arising in the ordinary course of our business. Other than the matter described below, management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material impact on the Company’s financial condition, results of operations or liquidity.

Third Party Audit

From time to time, in the ordinary course of business with respect to our discontinued operations, we are subject to audits under various governmental programs in which third party firms engaged by the Center for Medicare & Medicaid Services (“CMS”) conduct extensive reviews of claims data to identify potential improper payments. We cannot predict the ultimate outcome of any regulatory reviews or other governmental audits and investigations.

Progressive Health

In October 2021, the Company received notification from Covent Bridge Group (“Covent Bridge”), a CMS contractor, that they are recommending to CMS that the Company was overpaid and a request for payment was made in December 2021 in the amount of approximately $2.7 million.

The amount represents a statistical extrapolation of charges from a sample of claims for the periods July 2017 to November 2020 for Progressive Health & Rehabilitation, Ltd (“Progressive Health”). The Company entered into a management agreement with Progressive Health in April 2019.

The Company has initiated the appropriate appeals. The Company submitted a redetermination request in March 2022, which was denied. The Company submitted a reconsideration request February 2023. In July 2023, the Company received a reconsideration decision from the second appeal. The Qualified Independent Contractor provided a partially favorable decision that medical necessity supported a portion of the claims. The Company filed an appeal and a hearing with an Administrative Law Judge (ALJ) was conducted November 2023. The ALJ decision received on February 2024 did not address the Company’s appeal and the impact on the partially favorable decision from the Independent contractor and the potential impact on the extrapolated charges.

The Company filed an appeal to Medicare Appeals Council in April 2024 and the result was unfavorable. The Company plans to continue its appeal by seeking relief from a U.S. District Court. The Company has reserved the request for payment amount of approximately $2.7 million.

Advantage Therapy

In May 2022 the Company received notifications from Covent Bridge, that they are recommending to CMS that the Company was overpaid and a request for payment was made in the amount of approximately $0.5 million.

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

IMAC St. Louis

In November 2024, the Company received notification from Covent Bridge, that it estimates the Company was overpaid CMS funds in the amount of approximately $1.1 million at a patient center in Missouri. The overpayment occurred between February 26, 2020 through January 2, 2024.

Note 14 – Segment Reporting

The Company has determined that it currently operates in a single segment, precision medicine in cancer treatment, currently located in a single geographic location, the United States. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Since the Company operates in a single segment, the measure of segment total assets and loss from operations is the same as that reported on the accompanying balance sheets as total assets, and the accompanying statement of operations as loss from operations, respective.

The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The Company’s CODM reviews and evaluates the total consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. In addition to the significant expense categories included within the total net loss presented on the Company’s Statements of Operations, the following table sets forth significant segment expenses:

	December 31,
	2024	2023
Patient revenue, net	$72,050	$-
Cost of revenues	305,248	-
Gross profit (loss)	(233,198)	-

Operating expenses
Employee expense	1,759,061	1,348,382
Professional fees	2,820,541	872,366
Occupancy	162,956	124,249
Insurance	311,997	325,585
Loss on disposition or impairment	-	3,433,884
Other	335,514	271,042
Total operating expenses	5,390,069	6,375,508

Operating loss	(5,623,267)	(6,375,508)

Interest income	3,470	27,156
Other income (expense)	-	(2,040)
Interest expense	(677,981)	(124,966)
Total other income (expenses)	(674,511)	(99,850)

Income (loss) from continuing operations, net of income taxes	$(6,297,778)	$(6,475,358)

Note 15 - Subsequent Events

On March 26, 2025, the Company’s shareholders approved the Board of Directors’ proposal to increase the number of authorized shares of the Company’s common stock to 120,000,000 shares from 60,000,000 shares.

In 2025, we issued promissory notes (the “2025 Notes”) to certain lenders in the aggregate principal amount of $809,902, for an aggregate purchase price from the Lenders of $608,502. The 2025 Notes are unsecured and mature on the earlier of (i) the date of consummation of any offering or offerings, individually or in the aggregate, of securities with gross proceeds of at least $1,000,000, and (ii) November 18, 2025.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2024, due to material weaknesses discussed below.

(2)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because our internal controls over financial report were not effective as of December 31, 2024, our disclosure controls and procedures as defined in Rule 12a-15E and 15d-15E under the Exchange Act were not effective as of December 31, 2024 and 2023.

The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions. Three material weaknesses are as follows:

1.	The Company does not have sufficient resources in our accounting department, which restricts our ability to gather, analyze and properly review information related to financial reporting, including applying complex accounting principles relating to consolidation accounting, related party transactions, fair value estimates, accounting contingencies and analysis of financial instruments for proper classification in the consolidated financial statements, in a timely manner.

2.	Due to the Company’s size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

3.	The Company has not sufficiently designed and implemented operating controls surrounding accounting policies and controls to ensure the Company’s books and records are recorded in accordance with US GAAP.

Remediation

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

(3)	Changes in Internal Control over Financial Reporting

Except as described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position

Faith Zaslavsky	50	Chief Executive Officer

Sheri F. Gardzina, CPA	56	Chief Financial Officer

Peter Beitsch	64	Director

Jeffrey Busch	67	Director

Maurice E. Evans	45	Director

Michael D. Pruitt	64	Director

Matthew Schwartz	51	Director

Faith Zaslavsky joined our company in May 2024 and serves as our Chief Executive Officer. Prior to joining the Company, Ms. Zaslavsky most recently served as Chief Executive Officer since June 2023, and President and Chief Operating Officer since December 2022, of Theralink Technologies, Inc. (OTC: THER). Prior to Theralink, Ms. Zaslavsky served as President of Oncology for Myriad Genetic Laboratories, (NASDAQ: MYGN). Her responsibilities included overseeing all commercial functions which include leading Medical Services, Medical Affairs, National and Enterprise Accounts and Sales and Marketing. She has spent 22 years leading and transforming teams, designing solutions for physicians to support care and advocating for patients facing a journey with cancer. She received a Business Administration degree from Washington State University. Ms. Zaslavsky also serves on the board of directors of the American Society of Breast Surgeons Foundation.

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

Peter Beitsch, MD, joined our Board of Directors in June 2024. Since 1994, Dr. Beitsch has been in private medical practice with a focus on melanoma and breast cancer. He is actively involved in breast cancer and melanoma research and has held numerous positions in national surgical societies including the American Society of Breast Surgeons where he served as first Chairman of the Membership Committee 2001-4, Program Director for the 2005 Annual Meeting in Los Angeles, Board of Directors Member from 2006-9 and 2012-15. He was President of the Society 2013-14. In addition, he has served on the Executive Committee of the Society of Surgical Oncology 2008-2010, General Surgical Oncology Committee of the American Board of Surgery 2013-19, and was a National Ultrasound Faculty for the American College of Surgeons. Dr. Beitsch was a co-founder of, and remains involved with, Targeted Medical Education, which has been involved in studies and clinical trials for breast cancer research and which was acquired by Aptitude Health in 2022. Additionally, Dr. Beitsch has been involved with InVitae and is a surgeon with the Dallas Surgical Group. Dr. Beitsch attended the University of Texas Southwestern Medical School in Dallas. He trained in general surgery residency at Parkland Hospital in Dallas from 1986 to 1993, during which he received a 2 year National Cancer Institute fellowship at M.D. Anderson Cancer Center from 1988-90. He completed his training with a surgical oncology fellowship at the John Wayne Cancer Institute in Santa Monica, California.

Dr. Beitsch’s extensive experience in breast cancer research and treatment will assist the Board to guide the Company in connection with its current RPPA technology platform.

Jeffrey Busch joined our Board of Directors in September 2024. Mr. Busch has been the Chairman of the Board of Theralink Technologies, Inc., from which the Company acquired certain assets in May 2024. Mr. Busch is the current Chairman and CEO of Global Medical REIT, a NYSE listed company (NYSE:GMRE) that acquires licensed medical facilities. Mr. Busch has been a Presidential Appointee, entrepreneur and active investor in various asset classes, including medical and pharmaceutical, since 1985. Mr. Busch has had a distinguished career in public service, which includes serving as a Chief of Staff to a United States Congressman and serving in senior positions in two U.S. presidential administrations. Mr. Busch represented the United States before the United Nations in Geneva, Switzerland. Mr. Busch has served as a top advisor to several publicly traded medical companies and has worked in the medical, blood supply and management fields. Mr. Busch also served as President of the Safe Blood International Foundation, where he oversaw the establishment of medical facilities in 35 developing nations, including China. Mr. Busch is a graduate of the New York University Stern School of Business, holds a Master of Public Administration specializing in health care from New York University, and a Doctor of Jurisprudence from Emory University.

Dr. Busch’s extensive experience with the Company’s current RPPA technology platform and the marketplace will assist the Board to guide the Company in connection with its current business plans to expand the use of the RPPA technology into different markets and for different cancers.

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

Mr. Evans provides more than a decade of experience in leading and managing customer-centric personal service organizations such as the NBA Players Association and ELOS Sports and Entertainment. He also brings the benefit of a long tenure with the Board.

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

Matthew Schwartz, MD, joined our Board of Directors in June 2024. Dr Schwartz is a Radiation Oncologist with 20 years of experience in the Oncology and Biotechnology industries. 2011 to 2020, Dr. Schwarz held key leadership positions at Comprehensive Cancer Centers of Nevada (“CCCN”), including serving on the Board of Directors and as Chairman of the Marketing Committee. In 2010, Dr. Schwartz co-founded Las Vegas Cyberknife, an institution using advanced, non-invasive targeted radiation treatments for tumors. Currently, he serves as the Chairman of the Board of Managers at Las Vegas Cyberknife, Dr. Schwartz has also served on the Radiation Oncology Leadership Council of the US Oncology Network, the US Oncology Clinical Pathways Committee, and the McKesson Specialty Health Radiation Executive Committee. Dr. Schwartz served on the board of directors of Theralink Technologies, Inc. from 2022 - 2024 and on the board of directors of Avant Diagnostics from 2019 - 2020. Dr. Schwartz completed his training at McGill University, where he was Chief Resident, and Yale-New Haven Hospital.

Dr. Schwartz brings to the Board extensive knowledge and experience with oncology practice and treatments, which knowledge and experience are useful to the Company in connection with its current Reverse Phase Protein Array (RPPA) technology platform.

Code of Ethics

We have adopted a Code of Business Ethics and Conduct (“Ethics Code”) that applies to all our officers, directors, employees, and contractors. The Ethics Code contains general guidelines for conducting our business consistent with the highest standards of business ethics and compliance with applicable law, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. Day-to-day compliance with the Ethics Code is overseen by the Company compliance officer appointed by our Board of Directors. The Ethics Code is available on our website at https://ir.imacregeneration.com. If we make any substantive amendments to the Ethics Code or grant any waiver from a provision of the Ethics Code to any director or executive officer, we will promptly disclose the nature of the amendment or waiver on our website.

Insider Trading Policy

The Company has adopted an insider trading policy and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as an exhibit to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

Board Composition

Our business and affairs are managed under the direction of our board of directors. The number of directors is determined by our board of directors, subject to the terms of our certificate of incorporation and bylaws. Our board of directors currently consists of five members.

Director Independence

Or common stock is listed for trading on The Nasdaq Capital Market. Under Nasdaq rules, independent directors must comprise a majority of a listed company’s board of directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees must be independent. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Messrs. Beitsch, Busch, Evans, Pruitt and Schwartz, representing all of our directors, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq rules. In making these determinations, our board of directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Under Nasdaq rules, the membership of the audit committee is required to consist entirely of independent directors, subject to applicable phase-in periods. The following is a brief description of our committees.

Audit committee. In accordance with our audit committee charter, our audit committee oversees our corporate accounting and financial reporting processes and our internal controls over financial reporting; evaluates the independent public accounting firm’s qualifications, independence and performance; engages and provides for the compensation of the independent public accounting firm; approves the retention of the independent public accounting firm to perform any proposed permissible non-audit services; reviews our consolidated financial statements; reviews our critical accounting estimates and internal controls over financial reporting; and discusses with management and the independent registered public accounting firm the results of the annual audit and the reviews of our quarterly consolidated financial statements. We believe that our audit committee members meet the requirements for financial literacy under the current requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. In addition, the board of directors has determined that Michael D. Pruitt is qualified as an audit committee financial expert within the meaning of SEC regulations. We have made this determination based on information received by our board of directors, including questionnaires provided by the members of our audit committee. The audit committee is composed of Messrs. Pruitt (Chairman), Evans and Busch.

Compensation committee. In accordance with our compensation committee charter, our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of the Chief Executive Officer and other senior officers, evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations. The compensation committee also administers the issuance of stock options and other awards under our equity-based incentive plans. We believe that the composition of our compensation committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The compensation committee is composed of Messrs. Evans (Chairman), Pruitt and Schwartz.

Nominating and governance committee. In accordance with our nominating and governance committee charter, our nominating and governance committee recommends to the board of directors nominees for election as directors, and meets as necessary to review director candidates and nominees for election as directors; recommends members for each committee of the board; oversee corporate governance standards and compliance with applicable listing and regulatory requirements; develops and recommends to the board governance principles applicable to the company; and oversee the evaluation of the board and its committees. We believe that the composition of our nominating and governance committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The nominating and governance committee is composed of Messrs. Busch (Chairman), Beitsch and Schwartz.

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

Communications with our Board of Directors

Any stockholder may send correspondence to our Board of Directors, c/o IMAC Holdings, Inc., 3401 Mallory Lane, Suite 100, Franklin, Tennessee 37067 and our telephone number is (303) 898-5896. Our management will review all correspondence addressed to our Board of Directors, or any individual director, and forward all such communications to our Board of Directors or the appropriate director prior to the next regularly scheduled meeting of our Board of Directors following the receipt of the communication, unless the corporate secretary decides the communication is more suitably directed to Company management and forwards the communication to Company management. Our management will summarize all stockholder correspondence directed to our Board of Directors that is not forwarded to our Board of Directors and will make such correspondence available to our Board of Directors for its review at the request of any member of our Board of Directors.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers or their respective associates or affiliates is currently indebted to us.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our equity securities to file reports of ownership and changes in ownership of our securities (Forms 3, 4 and 5) with the SEC. To the best of our knowledge, based solely on a review of the Section 16(a) reports and written statements from executive officers and directors, for the years ended December 31, 2024 and 2023, all required reports of executive officers, directors and holders of more than 10% of our equity securities were filed on time, except one late filing of Form 3 by Dr. Beitsch.

Family Relationships

There are no family relationships among our directors and executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended December 31, 2024 and 2023, and (ii) our other most highly compensated executive officers who received compensation during the years ended December 31, 2024 and 2023 of at least $100,000 and who were executive officers on December 31, 2024 and 2023. We refer to these persons as our “named executive officers” in this Form 10-K. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period:

Name and Position	Years	Salary	Bonus	Stock Awards	Option Awards	Non- equity Incentive Plan Comp	Non- qualified Deferred Comp	All Other Comp	Total
Faith Zaslavsky,	2024	$262,713	$-	$-	$-	$-	$-	$-	$262,713
Chief Executive Officer	2023	-	-	-	-	-	-	-	-

Sheri Gardzina,	2024	$227,294	$-	$-	$-	$-	$-	$-	$227,294
Chief Financial Officer	2023	203,846	6,250	-	-	-	-	-	210,096

Jeffrey S. Ervin,	2024	$85,947	$-	$-	$-	$-	$-	$-	$85,947
Former Chief Executive Officer(1)	2023	$200,000	$12,500	$-	$-	$-	$-	$-	$212,500

(1)	Mr. Ervin resigned as chief executive officer of the Company and from the Board of Directors on May 23, 2024.

Employment Agreements

We entered into an employment agreement effective March 1, 2019 with Jeffrey Ervin. The employment agreement was extended for a term expiring on February 28, 2023. Mr. Ervin resigned as chief executive officer of the Company and from the Board of Directors on May 23, 2024.

Pursuant to the employment agreement, Mr. Ervin agreed to devote substantially all of his business time, attention and ability, to the Company’s business as the Chief Executive Officer. In addition, Mr. Ervin was entitled to receive, at the sole discretion of the Board of Directors, cash bonuses based on meeting and exceeding performance goals of the Company. He was also entitled to participate in the Company’s 2018 Incentive Compensation Plan. The Company agreed to pay or reimburse Mr. Ervin up to $100 per month for the business use of their personal cell phone.

The employment agreement also provided for termination by the Company upon death or disability of Mr. Ervin (defined as three aggregate months of incapacity during any 365-consecutive day period) or upon conviction of a felony crime of moral turpitude or a material breach of his obligations to the Company. In the event the employment agreement were terminated by the Company without cause, Mr. Ervin was entitled to compensation for the balance of the term.

In the event of a change of control of our company, Mr. Ervin could terminate his employment within six months after such event and would have been entitled to continue to be paid pursuant to the terms of the employment agreements.

The employment agreement also contained covenants (a) restricting Mr. Ervin from engaging in any activities competitive with the Company’s business during the terms of his employment agreement and one year thereafter, (b) prohibiting him from disclosure of confidential information regarding the Company at any time and (c) confirming that all intellectual property developed by Mr. Ervin and relating to the Company’s business constitutes the Company’s sole and exclusive property.

Grants of Plan-Based Awards

As of December 31, 2024, the Company had outstanding stock options to purchase 1,306 shares of its common stock which were granted as non-qualified stock options to various employees of the Company. These options vest over a period of four years, with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the following 36 months, are exercisable for a period of ten years, and enable the holders to purchase shares of the Company’s common stock at the exercise price of award. The per-share fair values of these options range from $35.70 to $121.20 based on Black-Scholes-Merton pricing model.

At December 31, 2024, the Company had 4,000 outstanding restricted stock units (“RSUs”) which were granted to, and deferred by, a Named Executive Officer.

On September 9, 2024, the Company granted to former director, Carey Sucoff, 3,333 RSUs that vest on September 9, 2025 and 10,000 stock options that will vest on such date as the Company is in compliance with Nasdaq’s requirements.

On December 31, 2024, the Company granted 3,333 shares of common stock to each of the members of the Board of Directors.

Outstanding Equity Awards at December 31, 2024

No stock options were granted to any of our named executive officers during the year ended December 31, 2024. As of December 31, 2024 a total of 4,000 RSUs were reserved for issuance upon vesting of RSUs held by named executive officers.

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2024, including the value of the stock awards.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)
Sheri Gardzina	5/21/2019	1,250	0	$121.20	5/21/2029	4,000	(1)	$5,080

(1)	Four-year vesting with four equal annual installments

2018 Incentive Compensation Plan

Under our 2018 Incentive Compensation Plan (the “Plan”), adopted by our board of directors and holders of a majority of our outstanding shares of common stock in May 2018, 66,667 shares (after giving effect to an adjustment approved by the Compensation Committee on April 30, 2024 in light of the 1-for-30 reverse stock split effected in September 2023) of common stock (subject to certain adjustments) were authorized for issuance upon exercise of stock options and grants of other equity awards. On August 30, 2024, with approval of holders of a majority of the Company’s outstanding shares of common stock, the Company amended the Plan to increase the number of shares authorized for issuance under the Plan from 66,667 to 566,667 shares of common stock. The Plan is designed to serve as an incentive for attracting and retaining qualified and motivated employees, officers, directors, consultants and other persons who provide services to us. The compensation committee of our board of directors administers and interprets the Plan and is authorized to grant stock options and other equity awards thereunder to all eligible employees of our company, including non-employee consultants to our company and directors.

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

Equity Compensation Plan Summary

The following table provides information as of December 31, 2024, relating to our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Equity Grants	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plan approved by security holders (1)	11,306	$15.93	485,044
Equity compensation plans not approved by security holders	-	$-	-
Total	11,306	$15.93	485,044

(1)	Consists solely of the 2018 Incentive Compensation Plan.

Director Compensation

We compensate each non-employee director through annual stock awards under our 2018 Incentive Compensation Plan and by paying a cash fee as determined by the Board of Directors. During the year ended December 31, 2024, each of our non-employee directors, Messrs. Beitsch, Busch, Evans, Pruitt, and Schwartz was paid the cash compensation set forth below and each of them was awarded 3,333 shares of common stock. Carey Sucoff was also awarded 10,000 stock options.

Non-Employee Director Compensation Table

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities by the non-employee members of our Board of Directors for the fiscal year ended December 31, 2024.

Name	Fees Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Comp ($)	Total ($)
Peter Beitsch	$-	$4,233	-	-	-	-	$4,233
Jeffrey Busch	$-	$4,233	-	-	-	-	$4,233
Maurice Evans	$28,750	$4,233	-	-	-	-	$32,983
Michael D. Pruitt	$28,750	$4,233	-	-	-	-	$32,983
Matthew Schwartz	$-	$4,233	-	-	-	-	$4,233
Cary W. Sucoff (2)	$11,250	$5,249	$14,250	-	-	-	$30,749
Matthew Wallis (3)	$-	$-	-	-	-	-	$-

(1)	Represents full fair value at grant date of RSUs granted to our directors, computed in accordance with FASB ASC Topic 718.

(2)	Mr. Sucoff resigned as a member of the Board of Directors on September 9, 2024.

(3)	Dr. Wallis resigned as a member of the Board of Directors on May 23, 2024.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2025 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our named executive officers, as defined below, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director and executive officer, as the case may be. There are no beneficial owners of 5% or more of our common stock other than the directors and executive officers included below. The address for all executive officers and directors is c/o IMAC Holdings, Inc., 3401 Mallory Lane, Suite 100, Franklin, Tennessee 37067.

Percentage of beneficial ownership in the table below is calculated based on 3,784,966 shares of common stock outstanding as of March 31, 2025. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of the Record Date. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name of Beneficial Owner	Shares Beneficially Owned		Percentage Beneficially Owned

Faith Zaslavsky	-		-

Sheri Gardzina	10,195	(1)	*

Michael D. Pruitt	12,141		*

Maurice E. Evans	18,071		*

Peter Beitsch	3,333		*

Matthew Schwartz	3,333		*

Jeffrey Busch(2)	570,254		9.99%

Jeffrey S. Ervin(3)	12,380		*

All directors and executive officers as a group (7 persons)(1)(2)	613,327		11.23%

*	Less than 1% of outstanding shares.

(1)	Includes (i) 1,250 shares of common stock issuable upon exercise of currently exercisable stock options, (ii) 4,000 outstanding Restricted Stock Units, (iii) 941 shares and (iv) 4 shares owned by Mrs. Gardzina’s spouse.
(2)	Includes (i) 111,160 shares of common stock issuable upon conversion of 265 currently convertible shares of Series C-1 Preferred Stock and (ii) 455,761 shares of common stock issuable upon conversion of 1,641 shares of currently convertible Series E Preferred Stock. However, the Series C-1 Preferred Stock and Series E Preferred Stock are subject to a beneficial ownership cap that prohibits the conversion of the Series C-1 Preferred Stock and/or the Series E Preferred Stock into shares of common stock to the extent that such conversion would cause Mr. Busch’s beneficial ownership, together with his affiliates’ ownership, to exceed 9.99% of the then outstanding common stock.
(3)	Mr. Ervin resigned as CEO of the Company and from the Board of Directors on May 23, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

On February 14, 2025, the Company issued a promissory note to Jeffrey Busch, the Chairman of the Board of Directors, in the principal amount of $22,000, for an aggregate purchase price of $20,000. On March 13, 2025, the Company issued a promissory note to Jeffrey Busch in the principal amount of $27,500, for an aggregate purchase price of $25,000. On March 19, 2025, the Company issued a promissory note to Jeffrey Busch in the principal amount of $16,500, for an aggregate purchase price of $15,000. The notes are unsecured and mature on the earlier of (i) November 14, 2025, and (ii) the initial time of consummation by the Company after the date hereof of any public or private offering(s), individually or in the aggregate, of securities with gross proceeds of at least $1 million.

Other than as discussed above, there have been no transactions between the Company and a related person that would be reportable under SEC rules or regulations.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Director Independence

Our Board of Directors has determined that Messrs. Beitsch, Busch, Evans, Pruitt and Schwartz, representing all of our directors, are independent directors (as currently defined in Rule 5605(a)(2) of the Nasdaq listing rules). In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed above. The independent directors meet as often as necessary to fulfill their responsibilities, including meeting at least twice annually in executive session without the presence of non-independent directors and management.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

On December 28, 2023, Cherry Bekaert LLP (“Cherry Bekaert”) resigned as the independent registered public accounting firm of the Company. Neither the Company’s Board of Directors nor the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) took part in Cherry Bekaert’s decision to resign.

The Audit Committee conducted a search to determine the Company’s independent registered public accounting firm following the resignation of Cherry Bekaert. On February 8, 2024, the Audit Committee approved the appointment of Salberg & Company, P.A. (“Salberg”) as the Company’s independent registered public accounting firm, subject to satisfactory completion of standard engagement acceptance procedures, which were subsequently completed. On June 26, 2024, Salberg was terminated as the independent registered public accounting firm of the Company.

The Audit Committee conducted a search to determine the Company’s independent registered public accounting firm in connection with the termination of Salberg. On June 26, 2024, the Audit Committee approved the appointment of Marcum, LLP (“Marcum”) as the Company’s independent registered public accounting firm, subject to satisfactory completion of standard engagement acceptance procedures, which were subsequently completed.

During the Company’s two most recent fiscal years and the subsequent interim period preceding Marcum or Salberg’s engagement, neither the Company nor anyone acting on its behalf consulted Marcum or Salberg regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither Marcum or Salberg provided either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) on accounting principles or practices, financial statement disclosure or auditing scope or procedures or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

The following table sets forth the aggregate accounting fees paid by us for the year ended December 31, 2024 and the year ended December 31, 2023. The below audit fees were paid to Marcum for the year ended December 31, 2024, Salberg for the years ended December 31, 2024 and 2023 and Cherry Bekaert for the years ended December 31, 2024 and 2023. All non-audit related services in the table were pre-approved and/or ratified by the Audit Committee of our Board of Directors.

	Marcum, LLP	Salberg & Company, PA	Cherry Bekaert, LLP	Salberg & Company, PA	Cherry Bekaert, LLP
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
Type of Fees	December 31, 2024	December 31, 2024	December 31, 2024	December 31, 2023	December 31, 2023
Audit fees	$46,000	$8,500	$22,000	$60,000	$165,000
Audit related fees	-	16,000	25,000	-	74,000
Tax fees	-	-	-	-	-
Other fees	-	-	-	-	-

Total	$46,000	$24,500	$47,000	$60,000	$239,000

Types of Fees Explanation

Audit Fees. Audit fees were incurred for accounting services rendered for the audit of our consolidated financial statements for the years ended December 31, 2024 and 2023 and reviews of quarterly consolidated financial statements.

Audit Related Fees. We incurred fees in connection with accounting reviews for S-1 filings and agreed-upon procedures.

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

The audit committee has considered the services provided by Marcum, Salberg and Cherry Bekaert as disclosed above in the captions “audit fees” and has concluded that such services are compatible with the independence of Marcum, Salberg and Cherry Bekaert as our principal accountants for the year ended December 31, 2024 and December 31, 2023, respectively.

Our Board has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1**	Agreement and Plan of Merger by IMAC Holdings, Inc. and Theralink Technologies, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on From 8-K filed with the SEC on May 26, 2023 and incorporated herein by reference).

2.1.1	Termination Agreement dated as of May 6, 2024 between IMAC Holdings, Inc. and Theralink Technologies, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2024 and incorporated herein by reference).

3.1*	Certificate of Incorporation, as amended from time to time.

3.2*	Bylaws of IMAC Holdings, Inc., as amended.

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.2	Form of Common Stock Warrant certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.3	Form of Warrant Agency Agreement between IMAC Holdings, Inc. and Equity Stock Transfer, LLC (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2018 and incorporated herein by reference).

4.4	Form of Underwriters’ Unit Purchase Option (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 8, 2019 and incorporated herein by reference).

4.5	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2020 and incorporated herein by reference).

4.6	Description of Registered Direct Offering, Series 1 Warrants and Series 2 Warrants filed with the SEC on August 15, 2022.

4.6.1	Form of Common Stock Purchase Warrant issued by the Company on July 28, 2023 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023 and incorporated herein by reference).

4.6.2	Amendment to Common Stock Purchase Warrant, dated December 20, 2023 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2023 and incorporated herein by reference).

4.7	Form of Exchange Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

4.8	Form of PIPE Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

4.9	Form of Placement Agent Warrant (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

4.10	Form of Promissory Note dated June 18, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2024 and incorporated herein by reference).

4.11	Form of Promissory Note dated September 12, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2024 and incorporated herein by reference).

4.12	Form of Promissory Note dated September 27, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2024 and incorporated herein by reference).

4.13	Form of Promissory Note dated October 18, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2024 and incorporated herein by reference).

4.14	Form of Promissory Note dated October 30, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2024 and incorporated herein by reference).

4.15	Form of Warrant (filed as Exhibit 4.1 to the Company’s Form 8-K/A filed with the SEC on November 22, 2024 and incorporated herein by reference).

4.16	Form of Promissory Note dated February 14, 2025 (filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 18, 2025 and incorporated herein by reference).

4.17	Form of First Amendment to Promissory Note dated February 27, 2025 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 28, 2025 and incorporated herein by reference).

4.18	Form of Promissory Note dated February 27, 2025 (filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 28, 2025 and incorporated herein by reference).

4.19	Form of Promissory Note dated March 6, 2025 (filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 7, 2025 and incorporated herein by reference).

4.20	Form of Promissory Note dated March 13, 2025 (filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 14, 2025 and incorporated herein by reference).

4.21	Form of Promissory Note dated March 13, 2025 (filed as Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on March 14, 2025 and incorporated herein by reference).

10.1†	2018 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.2	Form of Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

10.3†	Employment Agreement, dated as of March 1, 2019, between IMAC Holdings, Inc. and Jeffrey S. Ervin (filed as Exhibit 10.13 to the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2019 and incorporated herein by reference).

10.4	Form of Securities Purchase Agreement, dated as of July 25, 2023, between the Company and each investor identified on the signature pages thereof (the “Purchasers”) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023 and incorporated herein by reference).

10.5	Form of Registration Rights Agreement, dated as of July 25, 2023, between the Company and each of the Purchasers (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023 and incorporated herein by reference).

10.6	Form of Exchange Agreement dated as of April 10, 2024 with schedule of signatories (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.7	Securities Purchase Agreement dated as of April 10, 2024, by and among IMAC Holdings, Inc. and the Investors signatory thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.8	Registration Rights Agreement dated as of April 10, 2024, by and among IMAC Holdings, Inc. and the Investors signatory thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.9	Form of Settlement and Release Agreement dated as of April 10, 2024 with schedule of signatories (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.10	Credit Agreement dated as of April 11, 2024 between IMAC Holdings, Inc. and Theralink Technologies, Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.11	Security and Pledge Agreement dated as of April 12, 2024 made by Theralink Technologies, Inc. and each of its subsidiaries party thereto as Grantors, in favor of IMAC Holdings, Inc. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K Filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.12	Form of Securities Purchase Agreement dated as of April 30, 2024, by and between IMAC Holdings, Inc. and the Investor signatory thereto, with schedule of signatories (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2024 and incorporated herein by reference).

10.13	Settlement, Assignment and Release Agreement dated as of May 1, 2024 aby and between IMAC Holdings, Inc. and Theralink Technologies, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2024 and incorporated herein by reference).

10.14	Securities Purchase Agreement dated as of May 13, 2024, by and among IMAC Holdings, Inc. and the Investors signatory thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2024 and incorporated herein by reference).

10.15	Registration Rights Agreement dated as of May 13, 2024, by and among IMAC Holdings, Inc. and the Investors signatory thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2024 and incorporated herein by reference).

10.16	Consulting Agreement dated as of May 24, 2024 between IMAC Holdings, Inc. and Jeffrey S. Ervin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2024 and incorporated herein by reference).

10.17	Amendment No. 3 to 2018 Incentive Compensation Plan dated August 30, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2024 and incorporated herein by reference).

10.18	Common Stock Purchase Agreement, dated November 12, 2024 by and between IMAC Holdings, Inc. and Keystone Capital Partners LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2024 and incorporated herein by reference).

10.19	Registration Rights Agreement, dated November 12, 2024 by and between IMAC Holdings, Inc. and Keystone Capital Partners LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2024 and incorporated herein by reference).

10.20	Amendment, Waiver and Consent, dated as of November 12, 2024, by and among the Company and certain holders of Existing Preferred Stock Signatory thereto (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2024 and incorporated herein by reference).

10.21	Amendment, Waiver and Consent, dated as of November 12, 2024, by and among the Company and certain holders of Existing Preferred Stock Signatory thereto (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2024 and incorporated herein by reference).

10.22	Securities Purchase Agreement dated as of November 12, 2024, by and among the Company and the Investors signatory thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 22, 2024 and incorporated herein by reference).

10.23	Registration Rights Agreement dated as of November 12, 2024, by and among the Company and the Investors signatory thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 22, 2024 and incorporated herein by reference).

10.24	License Agreement between GMIP and Theranostics, dated September 15, 2006 (filed as Exhibit 10.35 to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A, File No. 333-28014, filed with the SEC on February 13, 2025 and incorporated herein by reference)

10.25	License Agreement between Vanderbilt and Theralink, dated March 14, 2023 (filed as Exhibit 10.36 to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A, File No. 333-28014, filed with the SEC on February 13, 2025 and incorporated herein by reference)

19.1*	Insider Trading Policy

21.1	List of subsidiaries (filed as Exhibit 21.1 to the Company’s Form S-1 registration statement filed with the SEC on June 13, 2024 and incorporated herein by reference).

23.1*	Consent of Marcum, LLP

23.2*	Consent of Salberg & Company, P.A.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	IMAC Holdings, Inc. Dodd-Frank Clawback Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on May 2, 2024 and incorporated herein by reference).

101.INS*	Inline XBRL Instance Document.

101/SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Compensatory plan or agreement.

*	Filed herewith

**	Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of any omitted portions will be furnished to the SEC upon request; provided, however, that the parties may request confidential treatment for any document so furnished.

+	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of IMAC Holdings, Inc. under the Securities and Exchange Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, whether made before or after the date of this 10-K, irrespective of any general incorporation language contained in such filings.

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

IMAC HOLDINGS, INC.

Dated: April 14, 2025	By:	/s/ Faith Zaslavsky
	Name:	Faith Zaslavsky
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Faith Zaslavsky and Sheri Gardzina, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Faith Zaslavsky	Director and Chief Executive Officer	April 14, 2025
Faith Zaslavsky	(Principal Executive Officer)

/s/ Sheri Gardzina	Chief Financial Officer	April 14, 2025
Sheri Gardzina	(Principal Financial and Accounting Officer)

/s/ Peter Beitsch	Director	April 14, 2025
Peter Beitsch

/s/ Jeffrey Busch	Director	April 14, 2025
Jeffrey Busch

/s/ Maurice E. Evans	Director	April 14, 2025
Maurice E. Evans

/s/ Michael D. Pruitt	Director	April 14, 2025
Michael D. Pruitt

/s/ Matthew Schwartz	Director	April 14, 2025
Matthew Schwartz

