Form 10-Q/A
period 2024-06-30
IMAC Holdings, Inc.
filed 2025-06-30
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No1. (the “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on December 18, 2024 (the “Original Filing”) by IMAC Holdings, Inc. (the “Company”) is being filed to amend and restate the Original Filing in its entirety. Amendments were made to Part I, Item 1 and Part I, Item 4. Changes were not made to the remaining sections, but all other sections are contained in this Amendment for convenience.

Restatement Background

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2025, the Audit Committee of the Board of Directors (the “Board”) of the Company (the “Audit Committee”), based on the recommendation of management, determined that the Company’s previously issued financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 should no longer be relied upon and require restatement because of an error with respect to the accounting for its preferred dividends.

Refer to Note 2 – Restatement of Previously Issued Financial Statements in the Notes to the Condensed Consolidated Financial Statements for more information related to the Restatement, including the impact on the Company’s Condensed Consolidated Financial Statements.

Items Amended in this Filing

This Form 10-Q/A amends and restates the following item included in the Original Form 10-Q as appropriate to reflect the Restatement:

●	Part I, Item 1. Unaudited Condensed Consolidated Financial Statements

●	Part I, Item 4. Controls and Procedures

The Company is including with this Form 10-Q/A currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as discussed above and as further described in Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q/A, the Company has not modified or updated the disclosures presented in the Original Form 10-Q to reflect events that occurred at a later date or facts that subsequently became known to the Company. Accordingly, forward-looking statements included in this Amendment No. 1 may represent management’s view as of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which it filed the Original Form 10-Q with the SEC. The check marks on the cover page of this Form 10-Q/A reflect the Company’s filer status as of the date on which it filed the Original Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(As Restated)
ASSETS
Current assets:
Cash	$890,610	$221,511
Accounts receivable, net	15,750	-
Prepaid expenses and other current assets	213,016	94,711
Note receivable, net	-	731,067
Assets of discontinued operations	95,041	96,830
Total current assets	1,214,417	1,144,119

Property and equipment, net	1,009,066	-

Total assets	$2,223,483	$1,144,119

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,327,551	$454,055
Dividends payable – C-1 & C-2	332,406	130,000
Note payable, net	1,014,444	-
Liabilities of discontinued operations	1,318,806	1,312,711
Total current liabilities	3,993,207	1,896,766

Commitment and Contingencies – Note 12

Stockholders’ deficit:
Preferred stock - $0.001 par value, 5,000,000 authorized, 3,864 Series C-1, 1,276 Series C-2, 17,364 Series D, 24,172 Series E and 450 Series F issued and outstanding at June 30, 2024 and 5,000,000 authorized, 2,645 Series B-1 and 1,905 Series B-2 issued and outstanding at December 31, 2023.	47	5
Common stock - $0.001 par value, 60,000,000 authorized; 1,494,272 issued and outstanding at June 30, 2024 and 1,148,321 issued and outstanding at December 31, 2023.	1,150	1,149
Additional paid-in capital	55,958,027	55,184,524
Accumulated deficit	(57,728,948)	(55,938,325)
Total stockholders’ deficit	(1,769,724)	(752,647)

Total liabilities and stockholders’ deficit	$2,223,483	$1,144,119

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

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Number of Shares	Par	Number of Shares	Par	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance, March 31, 2024	4,550	5	1,148,321	1,149	55,105,159	(56,345,544)	(1,239,231)
Issuance of preferred stock net of issuance costs	43,462	43	-	-	975,909	-	975,952
Dividends declared	-	-	-	-	(648,116)	-	(648,116)
Capitalized dividends – D, E & F	-	-	-	-	525,075	-	525,075
Conversion of preferred stock into common shares	(886)	(1)	345,951	1	-	-	-
Net loss	-	-	-	-	-	(1,383,404)	(1,383,404)
Balance, June 30, 2024 (As Restated)	47,126	$47	1,494,272	$1,150	$55,958,027	$(57,728,948)	$(1,769,724)

	Common Stock		Additional
	Number of Shares	Par	Paid-In Capital	Accumulated Deficit	Total

Balance, March 31, 2023	1,100,568	$1,101	$51,214,247	$(50,218,393)	$996,955
Issuance of common stock	8,767	9	47,373	-	47,382
Net loss	-	-	-	(1,403,307)	(1,403,307)
Balance, June 30, 2023	1,109,335	$1,110	$51,261,620	$(51,621,700)	$(358,970)

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance, January 1, 2024	4,550	$5	1,148,321	$1,149	$55,184,524	$(55,938,325)	$(752,647)
Issuance of preferred stock net of issuance costs	43,462	43	-	-	975,909	-	975,952
Dividends declared	-	-	-	-	(727,481)	-	(727,481)
Capitalized dividends – D, E & F	-	-	-	-	525,075	-	525,075
Conversion of preferred stock into common shares	(886)	(1)	345,951	1	-	-	-
Net loss	-	-	-	-	-	(1,790,623)	(1,790,623)
Balance, June 30, 2024 (As Restated)	47,126	$47	1,494,272	$1,150	$55,958,027	$(57,728,948)	$(1,769,724)

	Common Stock		Additional
	Number of Shares	Par	Paid-In Capital	Accumulated Deficit	Total

Balance, January 1, 2023	1,097,843	$1,098	$51,169,898	$(46,519,740)	$4,651,256
Issuance of common stock from ATM	2,725	3	16,647	-	16,650
Issuance of common stock - compensation	8,767	9	47,373	-	47,382
Share based compensation, net	-	-	27,702	-	27,702
Net loss	-	-	-	(5,101,960)	(5,101,960)

Balance, June 30, 2023	1,109,335	$1,110	$51,261,620	$(51,621,700)	$(358,970)

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(As Restated)
Cash flows from operating activities:
Net loss	$(1,790,623)	$(5,101,960)
Net income (loss) from discontinued operations	71,382	(2,646,200)
Net loss from continuing operations	(1,862,005)	(2,455,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,795	309,618
Interest expense - OID	14,444	-
Share based compensation, net	-	131,060
Loss on disposition or impairment of assets	-	1,695,161
Bad debt expense (recovery)	-	6,795
Changes in operating assets and liabilities:
Accounts receivable	(15,750)	546,496
Prepaid expenses and other current assets	(55,073)	68,780
Security deposits	-	85,304
Right of use lease liability	-	(94,532)
Accounts payable and accrued expenses	882,079	738,521
Patient deposits	-	(55,527)
Net cash provided (used) in operating activities from continuing operations	(1,001,510)	975,916
Net cash provided (used) in operating activities from discontinued operations	71,382	(2,646,200)
Net cash used in operating activities	(930,128)	(1,670,284)

Cash flows from investing activities:
Proceeds from sale of Chicago	-	80,000
Proceeds from sale of fixed assets	-	1,050,000
Note receivable	(375,000)	-
Net cash used in investing activities	(375,000)	1,130,000

Cash flows from financing activities:
Proceeds from issuance of common stock	-	64,032
Proceeds from issuance of preferred stock, net of offering costs	975,951	-
Payments on notes payable	-	(30,117)
Proceeds from notes payable	1,000,000	-
Payments on finance lease obligation	(1,724)	(9,840)
Net cash provided in financing activities	1,974,227	24,075

Net increase (decrease) in cash	669,099	(516,209)

Cash, beginning of period	221,511	763,211

Cash, end of period	$890,610	$247,002

Supplemental cash flow information:
Interest paid	$	$24,826
Income tax	$-	$-

Non-cash investing and financial activities:
Preferred dividends accrued – C-1 & C-2	$114,000	$-
Preferred dividends accrued – B-1	$88,000	$-
Preferred dividends accrued converted into C-1	$(218,000)	$-
Capitalized dividends – D, E & F	$525,000	$-
Settlement of notes receivable in connection with asset purchase agreement	$1,083,000	$-

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

Discontinued operations

Until recently, IMAC Holdings, Inc. was a holding company for IMAC Regeneration Centers, The BackSpace retail stores and our Investigational New Drug division. As of June 30, 2024 and December 31, 2023, the Company has sold or discontinued patient care at all our locations and has accordingly presented this component as discontinued operations. (See Note 10)

Note 2 – Restatement of Previously Issued Financial Statements

Management, in concurrence with the Company’s Audit Committee, concluded that the Company’s previously issued financial statements included in the Company’s previously issued unaudited interim financial information included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (“the Affected Financial Statements”) should no longer be relied upon. Details of the restated consolidated financial statements as of and for the period ended June 30, 2024 are provided below (“Restatement Items”). The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of these corrections were material to the Affected Financial Statements. As a result of the material misstatements, the Company has restated our Affected Financial Statements, in accordance with ASC 250, Accounting Changes and Error Corrections.

The Restatement Items primarily reflect adjustments to correct errors with respect to the accounting for its preferred dividends.

The Company has also updated all accompanying footnotes and disclosures affected by the Restatement Items, within Note 8. Preferred Stock.

Summary Impact of Restatement Items

The following table presents the effect of the Restatement Items on the Company’s condensed consolidated balance sheet for the period indicated:

	As of June 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
ASSETS
Current assets:
Cash	$890,610	$-	$890,610
Accounts receivable, net	15,750	-	15,750
Prepaid expenses and other current assets	213,016	-	213,016
Note receivable, net	-	-	-
Assets of discontinued operations	95,041	-	95,041
Total current assets	1,214,417	-	1,214,417

Property and equipment, net	1,009,066	-	1,009,066

Total assets	$2,223,483	$-	$2,223,483

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,327,551	$-	$1,327,551
Dividends payable	857,481	(525,075)	332,406
Note payable, net	1,014,444	-	1,014,444
Liabilities of discontinued operations	1,318,806	-	1,318,806
Total current liabilities	4,518,282	(525,075)	3,993,207

Commitment and Contingencies - Note 12

Stockholders’ deficit:
Preferred stock - $0.001 par value, 5,000,000 authorized, 3,864 Series C-1, 1,276 Series C-2, 17,364 Series D, 24,172 Series E and 450 Series F issued and outstanding at June 30, 2024 and 5,000,000 authorized, 2,645 Series B-1 and 1,905 Series B-2 issued and outstanding at December 31, 2023.	47	-	47
Common stock - $0.001 par value, 60,000,000 authorized; 1,494,272 issued and outstanding at June 30, 2024 and 1,148,321 issued and outstanding at December 31, 2023.	1,150	-	1,150
Additional paid-in capital	55,432,952	525,075	55,958,027
Accumulated deficit	(57,728,948)	-	(57,728,948)
Total stockholders’ deficit	(2,294,799)	525,075	(1,769,724)

Total liabilities and stockholders’ deficit	$2,223,483	$-	$2,223,483

The following table presents the effect of the Restatement Items on the Company’s condensed consolidated statement of stockholders’ equity:

	Number of Shares	Par	Number of Shares	Par	Additional Paid-In-Capital	Accumulated Deficit	Total
BALANCE - June 30, 2024	47,126	$47	1,494,272	$1,150	$55,432,952	$(57,728,948)	$(2,294,799)
Cumulative adjustments	-	-	-	-	525,075	-	525,075
BALANCE - June 30, 2024 (As Restated)	47,126	$47	1,494,272	$1,150	$55,958,027	$(57,728,948)	$(1,769,724)

The following table presents the effect of the Restatement Items on the Company’s condensed consolidated statement of cash flows:

	Six Months Ended June 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(1,790,623)	$-	$(1,790,623)
Net income (loss) from discontinued operations	71,382	-	71,382
Net loss from continuing operations	(1,862,005)	-	(1,862,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,795	-	34,795
Interest expense - OID	14,444	-	14,444
Changes in operating assets and liabilities:
Accounts receivable	(15,750)	-	(15,750)
Prepaid expenses and other current assets	(55,073)	-	(55,073)
Accounts payable and accrued expenses	882,079	-	882,079
Net cash provided (used) in operating activities from continuing operations	(1,001,510)	-	(1,001,510)
Net cash provided (used) in operating activities from discontinued operations	71,382	-	71,382
Net cash used in operating activities	(930,128)	-	(930,128)

Cash flows from investing activities:
Note receivable	(375,000)	-	(375,000)
Net cash used in investing activities	(375,000)	-	(375,000)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of offering costs	975,951	-	975,951
Proceeds from notes payable	1,000,000	-	1,000,000
Payments on finance lease obligation	(1,724)	-	(1,724)
Net cash provided in financing activities	1,974,227	-	1,974,227

Net increase (decrease) in cash	669,099	-	669,099

Cash, beginning of period	221,511	-	221,511

Cash, end of period	$890,610	$-	$890,610

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income tax	$-	$-	$-

Non-cash investing and financial activities:
Preferred dividends accrued – C-1 & C-2	$857,000	$(743,000)	$114,000
Preferred dividends accrued – B-1	$-	$88,000	$88,000
Preferred dividends accrued converted into C-1	$-	$(218,000)	$(218,000)
Capitalized dividends – D, E & F	$-	$525,000	$525,000
Settlement of notes receivable in connection with asset purchase agreement	$1,083,000	$-	$1,083,000

Note 3 – Summary of Significant Accounting Policies

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

Note 4 –Liquidity and Going Concern Considerations

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

Note 5 – Property and Equipment

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

Note 6 – Settlement and Release Agreement - Theralink

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

Note 7 – Note Payable

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

Note 8 – Preferred Stock

Preferred Stock sold for cash

During the six months ended June 30, 2024, the Company sold 1,276, 17,364, 24,172 and 450 shares of Series C-2, Series D, Series E and Series F respectively for gross proceeds of $1.35 million.

Series C-2, Series D, Series E and Series F have dividends equal to 10% per annum. Series D, Series E and Series F dividends are capitalized by increasing the stated value of each preferred share on the dividend date.

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

Liquidation preference

Liquidation Value

	Stated Value	Total Value
Series C-1	$1,000	$3,179,000
Series C-2	$1,000	1,432,000
Series D	$1,000	19,317,000
Series E	$1,000	26,891,000
Series F	$1,000	501,000
Total		$51,320,000

Note 9 – Common stock purchase warrants

	Number of Warrants	Weighted Average Exercise Price Per Share

January 1, 2024	2,474,284	$8.80
Granted	2,756,084	2.60
Expired	(2,302,137)	8.62
June 30, 2024	2,928,231	$4.12

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

Note 11 – Discontinued operations

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2024. The material weaknesses are as follows:

1.	We do not have sufficient resources in our accounting department, which restricts our ability to gather, analyze and properly review information related to financial reporting, including applying complex accounting principles relating to accrued dividends, capitalized dividends, consolidation accounting, related party transactions, fair value estimates, accounting contingencies and analysis of financial instruments for proper classification in the consolidated financial statements, in a timely manner;

2.	Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

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

IMAC HOLDINGS, INC.

Date: June 30, 2025	By:	/s/ Faith Zaslavsky
Faith Zaslavsky
Chief Executive Officer (Principal Executive Officer)

Date: June 30, 2025	By:	/s/ Sheri Gardzina
Sheri Gardzina
Chief Financial Officer (Principal Financial and Accounting Officer)

