Form 10-Q/A
period 2024-09-30
IMAC Holdings, Inc.
filed 2025-06-30
CIK 1729944

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

Explanatory Note

This Amendment No 1. (the “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on January 17, 2025 (the “Original Filing”) by IMAC Holdings, Inc. (the “Company”) is being filed to amend and restate the Original Filing in its entirety. Amendments were made to Part I, Item 1 and Part I, Item 4. Changes were not made to the remaining sections, but all other sections are contained in this Amendment for convenience.

Restatement Background

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2025, the Audit Committee of the Board of Directors (the “Board”) of the Company (the “Audit Committee”), based on the recommendation of management, determined that the Company’s previously issued financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 should no longer be relied upon and require restatement because of an error with respect to the accounting for its preferred dividends.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(As Restated)
ASSETS
Current assets:
Cash	$195,511	$221,511
Accounts receivable, net	41,700	-
Prepaid expenses and other current assets	273,527	94,711
Note receivable, net	-	731,067
Assets of discontinued operations	-	96,830
Total current assets	510,738	1,144,119

Property and equipment, net	956,873	-

Total assets	$1,467,611	$1,144,119

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,273,070	$454,055
Dividends payable – C-1 & C-2	399,520	130,000
Note payable, net	1,521,081	-
Liabilities of discontinued operations	1,311,864	1,312,711
Total current liabilities	5,505,535	1,896,766

Commitments and Contingencies – Note 12

Stockholders’ deficit:
Preferred stock - $0.001 par value, 5,000,000 authorized,45,826 Preferred stock at September 30, 2024 and 4,550 at December 31, 2023 issued and outstanding	46	5
Common stock - $0.001 par value, 60,000,000 authorized; 2,013,199 at September 30, 2024 and 1,148,321 at December 31, 2023 issued and outstanding	1,151	1,149
Additional paid-in capital	55,894,475	55,184,524
Accumulated deficit	(59,933,596)	(55,938,325)
Total stockholders’ deficit	(4,037,924)	(752,647)

Total liabilities and stockholders’ deficit	$1,467,611	$1,144,119

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)

Revenues, net	$56,300	$-	$72,050	$
Cost of revenues	122,077	-	194,079		-
Gross profit	(65,777)	-	(122,029)		-

Operating expenses:

General and administrative	1,930,314	996,592	3,684,636		3,128,536
Loss on disposal or impairment of assets	-	2,266,852	-		2,568,608
Total operating expenses	1,930,314	3,263,444	3,684,636		5,697,144

Operating loss	(1,996,091)	(3,263,444)	(3,806,665)		(5,697,144)

Other income (expense):
Interest income	1,453	27,027	2,448		27,030
Interest expense	(106,636)	(71,050)	(159,062)		(93,113)
Total other income (expenses)	(105,183)	(44,023)	(156,614)		(66,083)

Net loss before income taxes	(2,101,274)	(3,307,467)	(3,963,279)		(5,763,227)

Income taxes	-	-	-		-

Net loss from continuing operations	(2,101,274)	(3,307,467)	(3,963,279)		(5,763,227)

Net income (loss) from discontinued operations	(103,374)	449,796	(31,992)		(2,196,405)

Net loss	(2,204,648)	(2,857,671)	(3,995,271)		(7,959,631)

Preferred dividends	(1,158,777)	(55,000)	(1,886,258)		(55,000)

Net loss available to common stockholders	$(3,363,425)	$(2,912,671)	$(5,881,529)		$(8,014,631)

Net loss per share from continuing operations – Basic and diluted	$(1.71)	$(3.04)	$(4.14)		$(5.28)

Income (Loss) per share from discontinued operations – Basic and diluted	$(0.05)	$0.41	$(0.02)		$(2.00)

Net loss per share – Basic and diluted	$(1.76)	$(2.63)	$(4.16)		$(7.28)

Weighted average common shares outstanding
Basic and diluted	1,909,588	1,107,134	1,414,912		1,102,738

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Par	Number of Shares	Par	Paid-In- Capital	Accumulated Deficit	Total
Balance, June 30, 2024	47,126	47	1,494,272	1,150	55,958,027	(57,728,948)	(1,769,724)

Dividends declared					(1,158,777)	-	(1,158,777)
Capitalized dividends – D, E, & F					1,062,777		1,062,777
Conversion of Series C-1 preferred stock into common shares	(1,300)	(1)	518,895	1	28,886	-	28,886
Share based compensation expense	-	-	-	-	3,562	-	3,562
Net loss	-	-	-	-	-	(2,204,648)	(2,204,648)
Balance, September 30, 2024 (As Restated)	45,826	$46	2,013,167	$1,151	$55,894,475	$(59,933,596)	$(4,037,924)

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance, June 30, 2023	-	$-	1,109,335	$1,110	$51,261,620	$(51,621,700)	$(358,970)
Issuance of preferred stock net of issuance costs	4,300	4	-	-	4,299,996	-	4,300,000
Dividends declared					(55,000)	-	(55,000)
Net loss	-	-	-	-	-	(2,857,671)	(2,857,671)
Balance, September 30, 2023	4,300	$4	1,109,335	$1,110	$55,506,616	$(54,479,371)	$1,028,359

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance, January 1, 2024	4,550	$5	1,148,321	$1,149	$55,184,524	$(55,938,325)	$(752,647)
Issuance of preferred stock net of issuance costs	43,462	43	-	-	975,908	-	975,951
Dividends declared	-	-	-	-	(1,886,257)	-	(1,886,257)
Capitalized dividends – D, E & F	-	-	-	-	1,587,852	-	1,587,852
Conversion of Series C-1 preferred stock into common shares	(2,186)	(2)	864,846	2	28,886	-	28,886
Share based compensation expense	-	-	-	-	3,562	-	3,562
Net loss	-	-	-	-	-	(3,995,271)	(3,995,271)
Balance, September 30, 2024 (As Restated)	45,826	$46	2,013,167	$1,151	$55,894,475	$(59,933,596)	$(4,037924)

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance, January 1, 2023	-	$-	1,097,843	$1,098	$51,169,898	$(46,519,740)	$4,651,256
Issuance of preferred stock net of issuance costs	4,300	4	-	-	4,299,996	-	4,300,000
Issuance of common stock	-	-	11,492	12	64,020	-	64,032
Share based compensation expense	-	-	-	-	27,702	-	27,702
Dividends	-	-	-	-	(55,000)	-	(55,000)
Net loss	-	-	-	-	-	(7,959,631)	(7,959,631)
Balance, September 30, 2023	4,300	$4	1,109,335	$1,110	$55,506,616	$(54,479,371)	$1,028,359

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(As Restated)
Cash flows from operating activities:
Net loss	$(3,995,271)	$(7,960,429)
Net income (loss) from discontinued operations	(31,992)	(2,196,405)
Net loss from continuing operations	(3,963,279)	(5,764,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,988	386,847
Interest expense - OID	121,080	-
Share based compensation, net	3,562	90,569
Loss on disposition or impairment of assets	-	3,642,799
Bad debt expense (recovery)	-	61,599
Changes in operating assets and liabilities:
Accounts receivable	(41,700)	1,083,371
Prepaid expenses and other current assets	(115,584)	(2,772)
Security deposits	-	149,937
Right of use lease liability	-	(232,014)
Accounts payable and accrued expenses	1,915,698	(60,611)
Patient deposits	-	(116,452)
Net cash provided (used) in operating activities from continuing operations	(1,993,235)	(760,751)
Net cash provided (used) in operating activities from discontinued operations	(31,992)	(2,196,404)
Net cash used in operating activities	(2,025,227)	(2,957,156)

Cash flows from investing activities:
Proceeds from sale of Chicago	-	80,000
Proceeds from sale of fixed assets	-	1,050,000
Note receivable	(375,000)	(3,000,000)
Net cash used in investing activities	(375,000)	(1,870,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	64,032
Proceeds from issuance of preferred stock, net of offering costs	975,951	4,300,000
Payments on notes payable	-	(60,599)
Proceeds from notes payable	1,400,000	-
Payments on finance lease obligation	(1,724)	(14,842)
Net cash provided in financing activities	2,374,227	4,288,591

Net increase (decrease) in cash	(26,000)	(538,565)

Cash, beginning of period	221,511	763,211

Cash, end of period	$195,511	$224,646

Supplemental cash flow information:
Interest paid	$-	$96,656
Income tax	$-	$-

Non-cash investing and financial activities:
Preferred stock conversion	$2	$-
Converted accrued C-1 dividends	$29,000	$-
Preferred dividends accrued – C-1 & C-2	$210,000	$-
Preferred dividends accrued – B-1	$88,000	$55,000
Preferred dividends accrued converted into C-1	$(218,000)	$-
Capitalized dividends – D, E & F	$1,588,000	$-
Settlement of notes receivable in connection with asset purchase agreement	$1,083,000	$-

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

Management, in concurrence with the Company’s Audit Committee, concluded that the Company’s previously issued financial statements included in the Company’s previously issued unaudited interim financial information included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (“the Affected Financial Statements”) should no longer be relied upon. Details of the restated condensed consolidated financial statements as of and for the period ended September 30, 2024 are provided below (“Restatement Items”). The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of these corrections were material to the Affected Financial Statements. As a result of the material misstatements, the Company has restated our Affected Financial Statements, in accordance with ASC 250, Accounting Changes and Error Corrections.

The Restatement Items primarily reflect adjustments to correct errors with respect to the accounting for its preferred dividends and earnings per share.

The Company has also updated all accompanying footnotes and disclosures affected by the Restatement Items, within Note 8. Preferred Stock.

Summary Impact of Restatement Items

The following table presents the effect of the Restatement Items on the Company’s condensed consolidated balance sheet for the period indicated:

	As of September 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
ASSETS
Current assets:
Cash	$195,511	$-	$195,511
Accounts receivable, net	41,700	-	41,700
Prepaid expenses and other current assets	273,527	-	273,527
Note receivable, net	-	-	-
Assets of discontinued operations	-	-	-
Total current assets	510,738	-	510,738

Property and equipment, net	956,873	-	956,873

Total assets	$1,467,611	$-	$1,467,611

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,273,070	$-	$2,273,070
Dividends payable	1,160,911	(761,391)	399,520
Note payable, net	1,521,081	-	1,521,081
Liabilities of discontinued operations	1,311,864	-	1,311,864
Total current liabilities	6,266,926	(761,391)	5,505,535

Commitment and Contingencies - Note 12

Stockholders’ deficit:
Preferred stock - $0.001 par value, 5,000,000 authorized, 45,826 Preferred stock at September 30, 2024 and 4,550 at December 31, 2023 issued and outstanding.	46	-	46
Common stock - $0.001 par value, 60,000,000 authorized; 2,013,199 at September 30, 2024 and 1,148,321 at December 31, 2023 issued and outstanding.	1,151	-	1,151
Additional paid-in capital	55,133,084	761,391	55,894,475
Accumulated deficit	(59,933,596)	-	(59,933,596)
Total stockholders’ deficit	(4,799,315)	761,391	(4,037,924)

Total liabilities and stockholders’ deficit	$1,467,611	$-	$1,467,611

The following table presents the effect of the Restatement Items on the Company’s condensed consolidated statement of operations for the period indicated:

	Three Months Ended September 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Revenues, net	56,300	-	56,300
Cost of revenues	122,077	-	122,077
Gross profit	(65,777)	-	(65,777)

Operating expenses:

General and administrative	1,930,314	-	1,930,314
Loss on disposal or impairment of assets	-	-	-
Total operating expenses	1,930,314	-	1,930,314

Operating loss	(1,996,091)	-	(1,996,091)

Other income (expense):
Interest income	1,453	-	1,453
Interest expense	(106,636)	-	(106,636)
Total other income (expenses)	(105,183)	-	(105,183)

Net loss before income taxes	(2,101,274)	-	(2,101,274)

Income taxes	-	-	-

Net loss from continuing operations	(2,101,274)	-	(2,101,274)

Net income (loss) from discontinued operations	(103,374)	-	(103,374)

Net loss	(2,204,648)	-	(2,204,648)

Preferred dividends	(433,430)	(725,347)	(1,158,777)

Net loss available to common stockholders	$(2,638,078)	$(725,347)	$(3,363,425)

Net loss per share from continuing operations - Basic and diluted	$(1.33)	$(0.38)	$(1.71)

Income (Loss) per share from discontinued operations - Basic and diluted	$(0.05)	$-	$(0.05)

Net loss per share - Basic and diluted	$(1.38)	$(0.38)	$(1.76)

Weighted average common shares outstanding Basic and diluted	1,909,588	-	1,909,588

	Nine Months Ended September 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Revenues, net	72,050	-	72,050
Cost of revenues	194,079	-	194,079
Gross profit	(122,029)	-	(122,029)

Operating expenses:

General and administrative	3,684,636	-	3,684,636
Loss on disposal or impairment of assets	-	-	-
Total operating expenses	3,684,636	-	3,684,636

Operating loss	(3,806,665)	-	(3,806,665)

Other income (expense):
Interest income	2,448	-	2,448
Interest expense	(159,062)	-	(159,062)
Total other income (expenses)	(156,614)	-	(156,614)

Net loss before income taxes	(3,963,279)	-	(3,963,279)

Income taxes	-	-	-

Net loss from continuing operations	(3,963,279)	-	(3,963,279)

Net income (loss) from discontinued operations	(31,992)	-	(31,992)

Net loss	(3,995,271)	-	(3,995,271)

Preferred dividends	(1,160,911)	(725,347)	(1,886,258)

Net loss available to common stockholders	$(5,156,182)	$(725,347)	$(5,881,529)

Net loss per share from continuing operations - Basic and diluted	$(3.62)	$(0.52)	$(4.14)

Income (Loss) per share from discontinued operations - Basic and diluted	$(0.02)	$-	$(0.02)

Net loss per share - Basic and diluted	$(3.64)	$(0.52)	$(4.16)

Weighted average common shares outstanding Basic and diluted	1,414,912	-	1,414,912

The following table presents the effect of the Restatement Items on the Company’s condensed consolidated statement of stockholders’ equity:

	Number of Shares	Par	Number of Shares	Par	Additional Paid-In-Capital	Accumulated Deficit	Total
BALANCE - September 30, 2024	45,826	$46	2,013,167	$1,151	$55,133,084	$(59,933,596)	$(4,799,315)
Cumulative adjustments	-	-	-	-	761,391	-	761,391
BALANCE - September 30, 2024 (As Restated)	45,826	$46	2,013,167	$1,151	$55,894,475	$(59,933,596)	$(4,037,924)

The following table presents the effect of the Restatement Items on the Company’s condensed consolidated statement of cash flows:

	Nine Months Ended September 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(3,995,271)	$-	$(3,995,271)
Net income (loss) from discontinued operations	(31,992)	-	(31,992)
Net loss from continuing operations	(3,963,279)	-	(3,963,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,988	-	86,988
Interest expense - OID	121,080	-	121,080
Share based compensation, net	3,562	-	3,562
Changes in operating assets and liabilities:
Accounts receivable	(41,700)	-	(41,700)
Prepaid expenses and other current assets	(115,584)	-	(115,584)
Accounts payable and accrued expenses	1,915,698	-	1,915,698
Net cash provided (used) in operating activities from continuing operations	(1,993,235)	-	(1,993,235)
Net cash provided (used) in operating activities from discontinued operations	(31,992)	-	(31,992)
Net cash used in operating activities	(2,025,227)	-	(2,025,227)

Cash flows from investing activities:
Note receivable	(375,000)	-	(375,000)
Net cash used in investing activities	(375,000)	-	(375,000)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of offering costs	975,951	-	975,951
Proceeds from notes payable	1,400,000	-	1,400,000
Payments on finance lease obligation	(1,724)	-	(1,724)
Net cash provided in financing activities	2,374,227	-	2,374,227

Net increase (decrease) in cash	(26,000)	-	(26,000)

Cash, beginning of period	221,511	-	221,511

Cash, end of period	$195,511	$-	$195,511

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income tax	$-	$-	$-
Non-cash investing and financial activities:
Preferred stock conversion	$2	$-	$2
Converted accrued C-1 dividends	$-	$29,000	$29,000
Accrued dividends	$1,161,000	$(1,161,000)	$-
Preferred dividends accrued – C-1 & C-2	$-	$210,000	$210,000
Preferred dividends accrued – B-1	$-	$88,000	$88,000
Preferred dividends accrued converted into C-1	$-	$(218,000)	$(218,000)
Capitalized dividends – D, E & F	$-	$1,588,000	$1,588,000
Settlement of notes receivable in connection with asset purchase agreement	$1,083,000	$-	$1,083,000

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

Note 8 – Preferred Stock

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

Preferred stock converted

During the nine months ended September 30, 2024, 2,186 shares of preferred stock were converted into 864,846 shares of common stock.

Liquidation preference

Liquidation Value

	Preferred Shares Outstanding	Stated Value	Total Value
Series C-1	2,564	$1,000	$3,189,000
Series C-2	1,276	$1,000	1,464,000
Series D	17,364	$1,013	19,779,000
Series E	24,172	$1,013	27,533,000
Series F	450	$1,013	513,000
Total	45,826		$52,478,000

Note 9 – Common stock purchase warrants

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term

January 1, 2024	2,474,284	$8.80	4.13
Granted	2,756,084	2.60	5.50
Expired	(2,302,137)	8.62	0.00
September 30, 2024	2,928,231	$4.12	4.94

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

Note 11 – Discontinued operations

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

