Form 10-K/A
period 2024-12-31
IMAC Holdings, Inc.
filed 2025-06-30
CIK 1729944

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No1. (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025 (the “Original Filing”) by IMAC Holdings, Inc. (the “Company”) is being filed to amend and restate the Original Filing in its entirety. Amendments were made to Part II, Item 8, Part II, Item 9A, and Part III, Item 10. Changes were not made to the remaining sections, but all other sections are contained in this Amendment for convenience.

Restatement Background

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2025, the Audit Committee of the Board of Directors (the “Board”) of the Company (the “Audit Committee”), based on the recommendation of management, determined that the Company’s previously issued financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 should no longer be relied upon and require restatement because of an error with respect to the accounting for its preferred dividends.

Refer to Note 2 – Restatement of Previously Issued Financial Statements in the Notes to the Consolidated Financial Statements for more information related to the Restatement, including the impact on the Company’s Consolidated Financial Statements.

Items Amended in this Filing

This Form 10-K/A amends and restates the following item included in the Original Form 10-K as appropriate to reflect the Restatement:

●	Part II, Item 8. Financial Statements and Supplementary Data
●	Part II, Item 9A. Controls and Procedures
●	Part III, Item 10. Directors, Executives Officers and Corporate Governance

The Company is including with this Form 10-K/A currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Mr. Jeffrey Busch resigned from the Board of Directors effective May 31, 2025. On June 2, 2025, the Company appointed Jason Lobel and Saundra Pelletier as members of the Board of Directors of the Company.

Except as discussed above and as further described in Note 2 to the Financial Statements in this Form 10-K/A, the Company has not modified or updated the disclosures presented in the Original Form 10-K to reflect events that occurred at a later date or facts that subsequently became known to the Company. Accordingly, forward-looking statements included in this Amendment No. 1 may represent management’s view as of the Original Form 10-K and should not be assumed to be accurate as of any date thereafter. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which it filed the Original Form 10-K with the SEC. The check marks on the cover page of this Form 10-K/A reflect the Company’s filer status as of the date on which it filed the Original Form 10-K.

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

As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from, and net cash used in, operations and has a net capital deficiency, and has discontinued its operations, which raise substantial doubt about its ability to continue as a going concern. We expect to incur losses this year and may never achieve or maintain profitability. Our future success depends on our ability to attract and retain qualified personnel, and changes in management may negatively affect our business. We have a need for additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our development. We may form or seek strategic alliances in the future, and we may not realize the benefits of such alliances. If we are unable to obtain sufficient financing to fund our operations, we may have to seek protection under applicable law, which may include Federal or state bankruptcy laws.

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

We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. Further, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes. As of December 31, 2024, we had federal and state net operating loss carryforwards of approximately $59.7 million and $59.7 million, respectively.

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

For a detailed discussion of our significant accounting policies and related judgments, see Note 3 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

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

Liquidity and Capital Resources

As of December 31, 2024, we had $0.5 million in cash and a working capital deficit of $(6.5) million. As of December 31, 2023, we had cash of $0.2 million and working capital of $(0.8) million. The decrease in working capital was primarily due to a $2.3 million increase in accounts payable, $1.1 million increase in dividends payable and $2.7 million related to the reserve for the Medicare audit.

As of December 31, 2024, we had approximately $7.2 million in current liabilities. Approximately $2.7 million of our current liabilities outstanding were to our vendors, $0.5 million were dividends payable to our preferred shareholders and $4.0 million for liabilities of discontinued operations. Of the discontinued operations liabilities, $2.7 million relates to the reserve for the Medicare audit and $0.5 are for operating leases.

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

ITEM 8.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

IMAC Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IMAC Holdings, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also audited the disclosure of significant expenses and other segment items in Note 15 that have been disclosed for 2023 due to the adoption of ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, and the recast of the segment disclosures in Note 15 to reflect one reportable segment. In our opinion, such disclosures are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2023 consolidated financial statements of the Company other than with respect to these disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements taken as a whole.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 4, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Managements plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the Company has restated its consolidated financial statements as of December 31, 2024 and for the year ended December 31, 2024 to correct misstatements.

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

New York, NY

April 14, 2025, except for Note 2, which is dated June 30, 2025

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

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

IMAC Holdings, Inc.

Consolidated Balance Sheets

December 31, 2024 and 2023

	2024	2023
	(As Restated)
ASSETS
Current assets:
Cash	$504,189	$221,511
Accounts receivable, net	28,030	-
Prepaid expenses and other current assets	152,122	94,711
Note receivable, net	-	731,067
Assets of discontinued operations	-	96,830
Total current assets	684,341	1,144,119

Property and equipment, net	904,680	-

Total assets	$1,589,021	$1,144,119

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,714,105	$454,055
Dividends payable	495,521	130,000
Liabilities of discontinued operations	4,017,920	1,312,711
Total current liabilities	7,227,546	1,896,766

Total liabilities	7,227,546	1,896,766

Commitment and Contingencies – Note 14	-	-

Stockholders’ equity (deficit):
Preferred stock - $0.001 par value, 5,000,000 authorized, 50,502 issued and outstanding at December 31, 2024 and 2,645 Series B-1 and 1,905 Series B-2 issued and outstanding at December 31, 2023	51	5
Common stock; $0.001 par value, 120,000,000 authorized; 2,029,864 and 1,148,321 shares issued and outstanding at December 31, 2024 and 2023, respectively.	1,168	1,149
Additional paid-in capital	59,344,408	55,184,524
Accumulated deficit	(64,984,152)	(55,938,325)
Total stockholders’ equity (deficit)	(5,638,525)	(752,647)

Total liabilities and stockholders’ equity (deficit)	$1,589,021	$1,144,119

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2024 and 2023

	2024	2023
	(As Restated)
Patient revenue, net	$72,050	$-
Cost of revenues	305,248	-
Gross profit (loss)	(233,198)	-

Operating expenses:
General and administrative	5,390,069	2,941,624
Loss on disposition or impairment	-	3,433,884
Total operating expenses	5,390,069	6,375,508

Operating loss	(5,623,267)	(6,375,508)

Other income (expense):
Interest income	3,470	27,156
Other income (expense)	-	(2,040)
Interest expense	(677,981)	(124,966)
Total other income (expenses)	(674,511)	(99,850)

Net loss before income taxes	(6,297,778)	(6,475,358)

Income taxes	-	-

Net loss from continuing operations	(6,297,778)	(6,475,358)

Discontinued Operations:

Loss from operations of discontinued component	(2,648,008)	(1,707,342)
Loss on disposal of discontinued operations	(100,041)	(1,235,885)
Net loss from discontinued operations	(2,748,049)	(2,943,227)

Net loss	(9,045,827)	(9,418,585)

Preferred dividends	(3,132,650)	(130,000)

Net loss available to common stockholders	$(12,178,477)	$(9,548,585)

Net loss per share from continuing operations – Basic and diluted	$(6.01)	$(5.82)
Loss per share from discontinued operations – Basic and diluted	$(1.75)	$(2.65)
Net loss per share – Basic and diluted	$(7.76)	$(8.47)

Weighted average common shares outstanding
Basic and diluted	1,569,627	1,111,844

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2024 and 2023

	Preferred Stock		Common Stock
	Number of Shares	Par	Number of Shares	Par	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance, December 31, 2022	-	$-	1,097,843	$1,098	$51,169,898	$(46,519,740)	$4,651,256

Issuance of common stock for cash	-	-	2,725	3	16,647	-	16,650
Issuance of fractional shares with reverse stock split	-	-	37,753	38	(38)	-	-
Issuance of employee stock options	-	-	-	-	40,131	-	40,131
Share based compensation expense	-	-	10,000	10	42,890	-	42,900
Issuance of preferred stock net of issuance costs	4,550	5	-	-	4,044,996	-	4,045,001
Dividends declared	-	-	-	-	(130,000)	-	(130,000)
Net loss	-	-	-	-	-	(9,418,585)	(9,418,585)
Balance, December 31, 2023	4,550	5	1,148,321	1,149	55,184,524	(55,938,325)	(752,647)
Issuance of preferred stock for cash, net of issuance costs	48,138	48	-	-	4,490,010	-	4,490,058
Dividends declared	-	-	-	-	(3,132,653)	-	(3,132,653)
Capitalized dividends	-	-	-	-	2,738,243	-	2,738,243
Conversion of preferred stock into common shares	(2,186)	(2)	864,846	2	28,886	-	28,886
Share based compensation expenses	-	-	16,665	17	35,398	-	35,415
Net loss	-	-	-	-	-	(9,045,827)	(9,045,827)
Balance, December 31, 2024 (As Restated)	50,502	$51	2,029,832	$1,168	$59,344,408	$(64,984,152)	$(5,638,525)

See notes to consolidated financial statements

IMAC Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023
	(As Restated)
Cash flows from operating activities:
Net loss	$(9,045,827)	$(9,418,585)
Net loss from discontinuing operations	(2,748,049)	(2,943,227)
Net loss from continuing operations	(6,297,778)	(6,475,358)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	139,182	403,593
Interest expense - OID	640,000	-
Share based compensation	35,415	83,031
Loss on disposition of assets	-	1,475,289
Loss on impairment	-	3,519,322
Bad debt expense	-	431,671
Gain on extinguishment of debt	-	(94,346)

Changes in operating assets and liabilities:
Accounts receivable, net	(28,030)	1,449,569
Prepaid expenses and other current assets	33,360	265,553
Deferred compensation	-	196,121
Security deposits	-	205,389
Liability to issue common stock	-	(329,855)
Right of use/lease liability	-	(346,770)
Accounts payable and accrued expenses	5,063,810	(388,467)
Patient deposits	-	(241,666)
Net cash used in operating activities from continuing operations	(414,041)	153,076
Net cash used in operating activities from discontinued operations	(2,748,049)	(2,943,227)
Net cash used in operating activities	(3,162,090)	(2,790,151)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Note receivable	(375,000)	(3,000,000)
Proceeds from sale of practices	-	224,700
Proceeds from sale of property and equipment	-	1,000,000
Net cash used in investing activities	(375,000)	(1,775,300)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	16,650
Proceeds from issuance of preferred stock, net of offering costs	2,221,492	4,045,000
Payments on notes payable	-	(10,350)
Proceeds from notes payable	1,600,000	-
Payments on finance lease obligation	(1,724)	(27,549)
Net cash from financing activities	3,819,768	4,023,751

Net increase (decrease) in cash	282,678	(541,700)

Cash, beginning of year	221,511	763,211

Cash, end of year	$504,189	$221,511

Supplemental cash flow information:
Interest paid	$-	$129,981
Income Tax	$-	$-

Non-cash investing and financial activities:
Preferred stock conversion	$2	$-
Converted accrued C-1 dividends	$29,000	$-
Preferred dividends accrued – C-1 & C-2	$306,000	$-
Preferred dividends accrued – B-1	$88,000	$130,000
Preferred dividends accrued converted into C-1	$(218,000)	$-
Capitalized dividends – D, E, F & G	$2,738,000	$-
Settlement of notes receivable in connection with asset purchase agreement	$1,044,000	$-

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

Discontinued operations

Until recently, IMAC Holdings, Inc. was a holding company for IMAC Regeneration Centers, The BackSpace retail stores and our Investigational New Drug division. As of December 31, 2024 and 2023, the Company has sold or discontinued patient care at all our locations and has accordingly presented this component as discontinued operations. (See Note 12)

Note 2 – Restatement of Previously Issued Financial Statements

Management, in concurrence with the Company’s Audit Committee, concluded that the Company’s previously issued financial statements included in the Company’s previously issued audited year end financial information included in the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2024 (“the Affected Financial Statements”) should no longer be relied upon. Details of the restated consolidated financial statements as of and for the period ended December 31, 2024 are provided below (“Restatement Items”). The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of these corrections were material to the Affected Financial Statements. As a result of the material misstatements, the Company has restated our Affected Financial Statements, in accordance with ASC 250, Accounting Changes and Error Corrections.

The Restatement Items primarily reflect adjustments to correct errors with respect to the accounting for its preferred dividends and earnings per share.

The Company has also updated all accompanying footnotes and disclosures affected by the Restatement Items, within Note 9. Shareholders’ Equity (Deficit).

Summary Impact of Restatement Items

The following table presents the effect of the Restatement Items on the Company’s consolidated balance sheet for the period indicated:

	As of December 31, 2024
	As Previously Reported	Restatement Adjustment	As Restated
ASSETS
Current assets:
Cash	$504,189	$-	$504,189
Accounts receivable, net	28,030	-	28,030
Prepaid expenses and other current assets	152,122	-	152,122
Note receivable, net	-	-	-
Assets of discontinued operations	-	-	-
Total current assets	684,341	-	684,341

Property and equipment, net	904,680	-	904,680

Total assets	$1,589,021	$-	$1,589,021

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,714,102	$3	$2,714,105
Dividends payable	1,250,979	(755,458)	495,521
Liabilities of discontinued operations	4,017,920	-	4,017,920
Total current liabilities	7,983,001	(755,455)	7,227,546

Commitment and Contingencies - Note 12	-	-	-

Stockholders’ deficit:
Preferred stock - $0.001 par value, 5,000,000 authorized, Preferred stock at September 30, 2024 and 4,550 at December 31, 2023 issued and outstanding.	51	-	51
Common stock - $0.001 par value, 60,000,000 authorized; 2,013,199 at September 30, 2024 and 1,148,321 at December 31, 2023 issued and outstanding.	1,168	-	1,168
Additional paid-in capital	58,588,953	755,455	59,344,408
Accumulated deficit	(64,984,152)	-	(64,984,152)
Total stockholders’ deficit	(6,393,980)	755,455	(5,638,525)

Total liabilities and stockholders’ deficit	$1,589,021	$-	$1,589,021

The following table presents the effect of the Restatement Items on the Company’s consolidated statement of operations for the year indicated:

	Year Ended December 31, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Revenues, net	72,050	-	72,050
Cost of revenues	305,248	-	305,248
Gross profit	(233,198)	-	(233,198)

Operating expenses:

General and administrative	5,390,069	-	5,390,069
Total operating expenses	5,390,069	-	5,390,069

Operating loss	(5,623,267)	-	(5,623,267)

Other income (expense):
Interest income	3,470	-	3,470
Interest expense	(677,981)	-	(677,981)
Total other income (expenses)	(674,511)	-	(674,511)

Net loss before income taxes	(6,297,778)	-	(6,297,778)

Income taxes	-	-	-

Net loss from continuing operations	(6,297,778)	-	(6,297,778)

Net income (loss) from discontinued operations	(2,748,049)	-	(2,748,049)

Net loss	(9,045,827)	-	(9,045,827)

Preferred dividends	(1,250,979)	(1,881,671)	(3,132,650)

Net loss available to common stockholders	$(10,296,806)	$(1,881,671)	$(12,178,477)

Net loss per share from continuing operations - Basic and diluted	$(4.01)	$(2.00)	$(6.01)

Income (Loss) per share from discontinued operations - Basic and diluted	$(1.75)	$-	$(1.75)

Net loss per share - Basic and diluted	$(5.76)	$(2.00)	$(7.76)

Weighted average common shares outstanding
Basic and diluted	1,569,627	-	1,569,627

The following table presents the effect of the Restatement Items on the Company’s consolidated statement of stockholders’ equity:

	Number of Shares	Par	Number of Shares	Par	Additional Paid-In-Capital	Accumulated Deficit	Total
BALANCE - December 31, 2024	50,502	$51	2,029,832	$1,168	$58,588,953	$(64,984,152)	$(6,393,980)
Cumulative adjustments	-	-	-	-	755,455	-	755,455
BALANCE - December 31, 2024 (As Restated)	50,502	$51	2,029,832	$1,168	$59,344,408	$(64,984,152)	$(5,638,525)

The following table presents the effect of the Restatement Items on the Company’s consolidated statement of cash flows:

	Year Ended December 31, 2024
	As Previously Reported		Restatement Adjustment	As Restated
Cash flows from operating activities:
Net loss		$(9,045,827)	$-	$(9,045,827)
Net income (loss) from discontinued operations		(2,748,049)	-	(2,748,049)
Net loss from continuing operations		(6,297,778)	-	(6,297,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		139,182	-	139,182
Interest expense - OID		640,000	-	640,000
Share based compensation, net		35,415	-	35,415
Changes in operating assets and liabilities:
Accounts receivable		(28,030)	-	(28,030)
Prepaid expenses and other current assets		33,360	-	33,360
Accounts payable and accrued expenses		5,063,810	-	5,063,810
Net cash provided (used) in operating activities from continuing operations		(414,041)	-	(414,041)
Net cash provided (used) in operating activities from discontinued operations		(2,748,049)	-	(2,748,049)
Net cash used in operating activities		(3,162,090)	-	(3,162,090)

Cash flows from investing activities:
Note receivable		(375,000)	-	(375,000)
Net cash used in investing activities		(375,000)	-	(375,000)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of offering costs		2,221,492	-	2,221,492
Proceeds from notes payable		1,600,000	-	1,600,000
Payments on finance lease obligation		(1,724)	-	(1,724)
Net cash provided in financing activities		3,819,768	-	3,819,768

Net increase (decrease) in cash		282,678	-	282,678

Cash, beginning of period		221,511	-	221,511

Cash, end of period		$504,189	$-	$504,189

Supplemental cash flow information:
Interest paid		$-	$-	$-
Income tax		$-	$-	$-

Non-cash investing and financial activities:
Preferred stock conversion		$2	$-	$2
Converted accrued C1 dividends		$-	$29,000	$29,000
Accrued dividends		$1,251,000	$(1,251,000)	$-
Preferred dividends accrued – C-1 & C-2		$-	$306,000	$306,000
Preferred dividends accrued – B-1		$-	$88,000	$88,000
Preferred dividends accrued converted into C-1		$-	$(218,000)	$(218,000)
Capitalized dividends – D, E, F & G	$		$2,738,000	$2,738,000
Settlement of notes receivable in connection with asset purchase agreement		$1,044,000	$-	$1,044,000

Note 3 – Summary of Significant Accounting Policies

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

Note 4 –Liquidity and Going Concern Considerations

The Company’s consolidated financial statements are prepared in accordance with GAAP and includes the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically and expects to incur operating losses and cash outflows from operations and as a result concludes that there is substantial doubt to continue as a going concern twelve months from the issuance of these statements. Management plans to raise additional capital through the issuance of financial instruments including both debt and equity to mitigate the conditions and events that raise substantial doubt.

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

The Company has used $2.2 million of the Series G proceeds (see Note 9) to repay the outstanding promissory notes.

Note 8 – Stock Option

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

Note 9 – Shareholders’ Equity (Deficit)

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

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	24,029	$23.40
Granted	10,000	4.29
Vested	(10,000)	4.29
Cancelled	(24,029)	23.40
Outstanding at December 31, 2023	-	-
Granted	16,665	1.27
Vested	(16,665)	1.27
Outstanding at December 31, 2024	-	$-

Liquidation preference

Liquidation Value

	Preferred Shares Outstanding	Stated Value	Liquidation Preference
Series C-1	2,564	$1,000	$3,224,000
Series C-2	1,276	$1,000	1,496,000
Series D	17,364	$1,038	20,273,000
Series E	24,172	$1,038	28,222,000
Series F	450	$1,038	526,000
Series G	4,676	$1,000	5,205,000
Total	50,502		$58,946,000

Common Stock

In January 2023, the Company issued 2,725 common shares for cash of $16,650 under its At The Market (ATM) offering.

On December 27, 2023, issued an aggregate of 10,000 common shares for the Board members valued at $4.29 per share or $42,900 based on the quoted trading price on the grant date which was May 2023.

Note 10 – Common stock purchase warrants

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

Note 11 - Net Loss Per Share

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

Note 12 – Discontinued operations

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

Note 13 – Income Taxes

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

Note 14 – Commitments and Contingencies

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

Note 15 – Segment Reporting

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

Note 16 - Subsequent Events

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position

Faith Zaslavsky	50	Chief Executive Officer

Sheri F. Gardzina, CPA	56	Chief Financial Officer

Peter Beitsch	64	Director

Maurice E. Evans	45	Director

Jason Lobel	45	Director

Saundra Pelletier	55	Director

Michael D. Pruitt	64	Director

Matthew Schwartz	51	Director

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

Jason Lobel joined our Board of Directors in June 2025. Mr. Lobel is a serial entrepreneur and seasoned executive with a deep track record of building and scaling data-driven companies across healthcare, retail, and consumer packaged goods. He is currently the CEO and Co-Founder of GenomicMD, a precision health diagnostic company that analyzes genomic data for early detection and prevention of common diseases, such as common cancers, cardiovascular diseases, blood clotting, diabetes, etc. Previously, Mr. Lobel was the CEO and Co-Founder of SwiftIQ, a venture-backed artificial intelligence and analytics platform that transformed how retailers and CPG brands analyze real-time consumer transaction data. SwiftIQ processed billions of transactions to deliver actionable insights across the convenience retail ecosystem. Following its acquisition by PDI Software, Mr. Lobel served as Vice President of Sales Growth, leading initiatives to expand data monetization and digital transformation services. Mr. Lobel is also an Executive Board Advisor at Jackman, a leading digital transformation consultancy. Earlier in his career, he was a Director of investment banking at Duff & Phelps (now Kroll). Mr. Lobel holds a BBA in Finance, Investment, and Banking from the University of Wisconsin–Madison.

Saundra Pelletier joined our Board of Directors in June 2025. Ms. Pelletier is an expert in women’s health, with insight driven by both intensive consumer research and deep commercial experience in the global markets with products addressing women’s health spanning every stage in their reproductive journey, from puberty to menopause. Her career in the pharmaceutical industry has spanned more than three decades, during which she has launched pharmaceutical brands worldwide and expanded indications for female healthcare brands in multiple countries. She is a published author, TEDx and keynote speaker, executive coach and staunch advocate for innovation in women’s healthcare. During her 10-year tenure as Chief Executive Officer, President and Executive Director of Evofem Biosciences, Inc. (OTCPK: EVFM), Ms. Pelletier has led the company through its transition to the public market, the approval of PHEXXI® (lactic acid, citric acid, and potassium bitartrate), the first and only hormone-free, on-demand prescription contraceptive vaginal gel, and the acquisition of SOLOSEC® (secnidazole) 2 g oral granules, an oral antibiotic approved to treat bacterial vaginosis and trichomoniasis with just one dose, and four consecutive years of net sales growth. Prior to Evofem, Ms. Pelletier was Executive Director at Woman Care Global, launching a sustainable supply chain providing access to reproductive healthcare in low- and middle-income countries. She started her career at G.D. Searle where during her eight year tenure she served in increasingly senior positions and ultimately as Global Franchise Leader. Ms. Pelletier is a Director of Windtree Therapeutics, Inc. (Nasdaq: WINT), and serves as an Advisory Board Member for several non-profit organizations including CEOs Against Cancer, Girls Inc., and The Center for Community Solutions. Ms. Pelletier holds a BS in Business Administration and a honorary doctorate in business administration from Husson University and a BS in Communications from New England School of Communications.

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

ITEM 16.	FORM 10-K/A SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAC HOLDINGS, INC.

Dated: June 30, 2025	By:	/s/ Faith Zaslavsky
	Name:	Faith Zaslavsky
	Title:	Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Faith Zaslavsky	Director and Chief Executive Officer	June 30, 2025
Faith Zaslavsky	(Principal Executive Officer)

/s/ Sheri Gardzina	Chief Financial Officer	June 30, 2025
Sheri Gardzina	(Principal Financial and Accounting Officer)

/s/ Peter Beitsch	Director	June 30, 2025
Peter Beitsch

/s/ Maurice E. Evans	Director	June 30, 2025
Maurice E. Evans

/s/ Jason Lobel	Director	June 30, 2025
Jason Lobel

/s/ Saundra Pelletier	Director	June 30, 2025
Saundra Pelletier

/s/ Michael D. Pruitt	Director	June 30, 2025
Michael D. Pruitt

/s/ Matthew Schwartz	Director	June 30, 2025
Matthew Schwartz

