Form 10-Q
period 2025-03-31
IMAC Holdings, Inc.
filed 2025-07-01
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3401 Mallory Lane, Suite 100, Franklin, Tennessee	37067
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BACK	OTC Markets Group, Inc.

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

As of June 30, 2025, the registrant had 3,784,966 shares of common stock, par value $0.001 per share, outstanding.

IMAC HOLDINGS, INC.

Important Information Regarding Forward-Looking Statements

Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission on April 15, 2025. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$30,880	$504,189
Accounts receivable, net	-	28,030
Prepaid expenses and other current assets	256,763	152,122
Total current assets	287,643	684,341

Property and equipment, net	852,487	904,680

Total assets	$1,140,130	$1,589,021

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$3,835,246	$2,714,105
Dividends payable	389,590	495,521
Note payable, net of discount	531,465	-
Liabilities of discontinued operations	4,016,291	4,017,920
Total current liabilities	8,772,592	7,227,546

Commitments and Contingencies – Note 12

Stockholders’ deficit:
Preferred stock - $0.001 par value, 5,000,000 authorized,46,047 Preferred stock at March 31, 2025 and 50,502 at December 31, 2024 issued and outstanding	47	51
Common stock - $0.001 par value, 120,000,000 authorized; 3,784,966 at March 31, 2025 and 2,029,864 at December 31, 2024 issued and outstanding	1,337	1,168
Additional paid-in capital	59,550,174	59,344,408
Accumulated deficit	(67,184,020)	(64,984,152)
Total stockholders’ deficit	(7,632,462)	(5,638,525)

Total liabilities and stockholders’ deficit	$1,140,130	$1,589,021

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenues, net	$1,500	$-
Cost of revenues	103,187	-
Gross loss	(101,687)	-

Operating expenses:

General and administrative	2,087,214	408,630
Total operating expenses	2,087,214	408,630

Operating loss	(2,188,901)	(408,630)

Other income (expense):
Interest income	185	204
Interest expense	(11,466)	(40,473)
Total other expenses	(11,281)	(40,269)

Net loss from continuing operations	(2,200,182)	(448,899)

Net income (loss) from discontinued operations	314	41,680

Net loss	(2,199,868)	(407,219)

Preferred dividends	(1,214,337)	(209,365)

Net loss available to common stockholders	$(3,414,205)	$(616,584)

Net loss per share from continuing operations – Basic and diluted	$(1.08)	$(0.39)

Income (Loss) per share from discontinued operations – Basic and diluted	$-	$0.04
Net loss per share – Basic and diluted	$(1.08)	$0.35

Weighted average common shares outstanding
Basic and diluted	3,148,275	1,148,321

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Par	Number of Shares	Par	Paid-In- Capital	Accumulated Deficit	Total
Balance, January 1, 2025	50,502	$51	2,029,832	$1,168	$59,344,408	$(64,984,152)	$(5,638,525)

Dividends declared	-	-	-	-	(1,214,337)	-	(1,214,337)
Capitalized dividends	-	-	-	-	1,141,936	-	1,141,936
Conversion of Series C-1, C-2, D and F preferred stock into common shares	(4,455)	(4)	1,425,170	4	178,332	-	178,332
Issuance of common stock for cash	-	-	329,932	165	99,835	-	100,000
Net loss	-	-	-	-	-	(2,199,868)	(2,199,868)
Balance, March 31, 2025	46,047	$47	3,784,934	$1,337	$59,550,174	$(67,184,020)	$(7,632,462)

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance, January 1, 2024	4,550	$5	1,148,321	$1,149	$55,184,524	$(55,938,325)	$(752,647)
Dividends declared					(79,365)	-	(79,365)
Net loss	-	-	-	-	-	(407,219)	(407,219)
Balance, March 31, 2024	4,550	$5	1,148,321	$1,149	$55,105,159	$(56,345,544)	$1,239,231

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,199,868)		$(407,219)
Net income (loss) from discontinued operations	314		41,680
Net loss from continuing operations	(2,200,182)		(448,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,193		-
Interest expense - OID	11,465		-
Bad debt expense (recovery)	-		(45,472)
Changes in operating assets and liabilities:
Accounts receivable	28,030		45,472
Prepaid expenses and other current assets	(44,641)		28,535
Accounts payable and accrued expenses	1,119,512		176,432
Net cash provided (used) in operating activities from continuing operations	(1,033,623)		(243,932)
Net cash provided (used) in operating activities from discontinued operations	314		41,680
Net cash used in operating activities	(1,033,309)		(202,252)

Cash flows from financing activities:
Proceeds from issuance of common stock	100,000		-
Proceeds from notes payable	460,000		-
Payments on finance lease obligation	-		(1,724)
Net cash provided by (used in) financing activities	560,000		(1,724)

Net decrease in cash	(473,309)		(203,976)

Cash, beginning of period	504,189		221,511

Cash, end of period	$30,880		$17,535

Supplemental cash flow information:
Interest paid	$-		$40,583

Non-cash investing and financial activities:
Preferred stock conversion	$4		-
Converted accrued C1 & C2 dividends	$178,000	$
Preferred dividends accrued – C-1 & C-2	$72,000		$-
Preferred dividends accrued – B-1	$-		$79,000
Capitalized dividends – D, E, F & G	$1,142,000		$-

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Note 2 – Summary of Significant Accounting Policies

 Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company for the interim periods presented.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on June 30, 2025. The accompanying condensed balance sheet as of December 31, 2024 has been derived from the Company’s audited financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the condensed consolidated financial statements are prepared. On an ongoing basis, the Company evaluates its estimates related to impairment of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Recently Issued Accounting Standards

On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective annual reporting period beginning after December 15, 2024., The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income- Expense Disaggregation Disclosures (ASU 2024-03). ASU 2024-03 requires disclosure of specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information to help financial statement users (a) better understand the Company’s performance, (b) better assess the Company’s prospects for future cash flows, and (c) compare the Company’s performance over time and with that of other entities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures.

Note 3 –Going Concern Considerations

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

Note 4 – Property and Equipment

Property and equipment consisted of the following at March 31, 2025 and December 31, 2024:

	Estimated Useful Life	March 31, 2025	December 31, 2024

Equipment	5 years	1,044,000	1,044,000

Less: accumulated depreciation		(191,000)	(139,000)

Total property and equipment, net		$852,000	$905,000

Depreciation was approximately $52,000 and $0 for the three months ended March 31, 2025 and 2024, respectively.

Note 5 – Note Payable

Notes payable at March 31, 2025 and December 31, 2024 were comprised of the following:

	Interest rate	Due date	March 31, 2025
40% OID promissory note	OID only	November – December, 2025	$532,000
10% OID promissory note	OID only	November, 2025	154,000
Total notes payable			686,000
Less: unamortized debt discounts			(154,000)
Notes payable			$532,000

During the three months ended March 31, 2025, the Company issued promissory notes (the “Notes”) to certain lenders (the “Lenders”) in the aggregate principal amount for approximately $0.7 million (the “Principal”), for cash proceeds of approximately $0.5 million.

Note 6 – Shareholders’ Deficit

Preferred stock converted

During the three months ended March 31, 2025, 4,455 shares of preferred stock were converted into 1,425,170 shares of common stock.

Liquidation preference

Liquidation Value

	Preferred Shares Outstanding	Stated Value	Liquidation Preference
Series C-1	2,020	$1,000	$2,527,000
Series C-2	876	$1,000	1,048,000
Series D	14,003	$1,064	16,762,000
Series E	24,172	$1,064	28,935,000
Series F	300	$1,065	359,000
Series G	4,676	$1,013	5,331,000
Total	46,047		$54,962,000

Common Stock

On March 26, 2025, the Company’s shareholders approved the Board of Directors’ proposal to increase the number of authorized shares of the Company’s common stock to 120,000,000 shares from 60,000,000 shares.

In the three months ended March 31, 2025, the Company issued 329,932 common shares for cash of $100,000 under its Common Stock Purchase Agreement.

Note 7 - Net Loss Per Share

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

	March 31,
	2025	2024

Common Stock Purchase Warrants	5,905,946	2,247,852
Preferred shares B-1	-	1,437,500
Preferred shares B-2	-	1,035,326
Preferred shares C-1	868,288	-
Preferred shares C-2	376,543	-
Preferred shares D	4,193,409	-
Preferred shares E	7,238,681	-
Preferred shares F	96,233	-
Preferred shares G	3,092,672	-
Stock options	11,306	1,312
	21,783,078	4,721,990

Note 8 – Commitments and Contingencies

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

The Company filed an appeal to Medicare Appeals Council in April 2024 and the result was unfavorable. The Company pursued the next step of its appeal of the alleged overpayment by filing a lawsuit in federal court on May 14, 2025. The Company has reserved the request for payment amount of approximately $2.7 million.

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

Note 9 – Segment Reporting

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

	March 31,
	2025	2024
Patient revenue, net	$1,500	$-
Cost of revenues	103,187	-
Gross profit (loss)	(101,687)	-

Operating expenses
Employee expense	802,041	150,202
Professional fees	1,063,205	157,736
Occupancy	65,986	2,077
Insurance	70,506	81,840
Other	85,475	16,775
Total operating expenses	2,087,213	408,630

Operating loss	(2,188,900)	(408,630)

Interest income	185	204
Interest expense	(11,466)	(40,473)
Total other income (expenses)	(11,281)	(40,269)

Income (loss) from continuing operations, net of income taxes	$(2,200,181)	$(448,899)

Note 10 – Related Party

During the three months ended March 31, 2025, the Company issued promissory notes (the “Notes”) to a related party (the “Related Party”) in the aggregate principal amount for approximately $0.1 million (the “Principal”), for cash proceeds of approximately $0.1 million.

Note 11 - Subsequent Events

Issuance of promissory notes

The Company issued promissory notes (the “Q2 2025 Notes”) to certain lenders in the aggregate principal amount of $1.7 million, for an aggregate purchase price from the Lenders of $1.2 million. The Q2 2025 Notes are unsecured and mature on the earlier of (i) the date of consummation of any offering or offerings, individually or in the aggregate, of securities with gross proceeds of at least $1,000,000, and (ii) December 24, 2025. Of the Q2 2025 Notes, the Company issued promissory notes of $0.1 million, for an aggregate purchase price of $0.1 million to a related party.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition as of March 31, 2025 and 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

For the three months ended March 31, 2025, the Company had:

●	$0.002 million in net revenue;

●	net loss of $2.2 million comprised of ($2.2 million) from our continuing operations and $0 from our discontinued operations; and,

●	a one-time expense of $0.05 million in fees related to our Nasdaq listing.

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

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

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

For a detailed discussion of our significant accounting policies and related judgments, see Note 2 of the Notes to Condensed Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Cost of Revenues

Cost of revenues consisted of laboratory supplies of $0.05 million and depreciation expense of $0.05 million.

Operating expenses

Operating expenses were $2.1 million for the three months ended March 31, 2025. They consisted of $0.8 million for salaries and benefits, $0.5 million in legal fees, $0.5 million in professional fees and consulting, $0.1 million in insurance, $0.1 million for occupancy and $0.1 million for other expenses.

Liquidity and Capital Resources

As of March 31, 2025, we had $0.03 million in cash and a working capital deficit of $(8.5) million. As of December 31, 2024, we had cash of $0.5 million and working capital of $(7.3) million. The decrease in working capital was primarily due to a $1.1 million increase in accounts payable and an increase of $0.5 million in notes payable.

As of March 31, 2025, we had approximately $8.8 million in current liabilities. Approximately $3.8 million of our current liabilities outstanding were to our vendors, $0.4 million were dividends payable to our preferred shareholders, $0.5 were notes payable and $4.0 million for liabilities of discontinued operations. Of the discontinued operations liabilities, $2.7 million relates to the reserve for the Medicare audit and $0.5 are for operating leases.

As of March 31, 2025, we had an accumulated deficit of $67.2 million. We anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed or favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current of future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Our management team has determined that our financial condition raises substantial doubt as to our ability to continue as a going concern.

Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payers.

During the three months ended March 31, 2025, net cash used in operations increased to $1.1 million compared to $0.2 million for the three months ended March 31, 2024. This decrease was primarily attributable to our increase in accounts payable.

Net cash provided by financing activities during the three months ended March 31, 2025 was $0.5 million, which was primarily proceeds from the sale of common stock and issuance of promissory notes. Net cash provided by financing activities during the three months ended March 31, 2024 was $0.0 million.

Impact of Inflation

We believe that inflation had a material impact on our results of operations for the three months ended March 31, 2025. Inflation was evident in staffing and supply costs related to the delivery of patient care. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2025. The material weaknesses are as follows:

1.	We do not have sufficient resources in our accounting department, which restricts our ability to gather, analyze and properly review information related to financial reporting, including applying complex accounting principles relating to accrued dividends, capitalized dividends, consolidation accounting, related party transactions, fair value estimates, accounting contingencies and analysis of financial instruments for proper classification in the condensed consolidated financial statements, in a timely manner;

2.	Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

We hired a consulting firm to advise on technical issues related to U.S. GAAP as related to the maintenance of our accounting books and records and the preparation of our condensed consolidated financial statements. Although we are aware of the risks associated with not having dedicated accounting personnel, we are also at an early stage in the development of our business. We anticipate expanding our accounting functions with dedicated staff and improving our internal accounting procedures and separation of duties when we can absorb the costs of such expansion and improvement with additional capital resources. In the meantime, management will continue to observe and assess our internal accounting function and make necessary improvements whenever they may be required. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our condensed consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2025.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of IMAC Holdings, Inc., as amended to date (filed as Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on January 17, 2025 and incorporated herein by reference).

4.1	Form of Promissory Note dated September 12, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2024 and incorporated herein by reference).

4.2	Form of Promissory Note dated September 27, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2024 and incorporated herein by reference).

10.1	Amendment No. 3 to 2018 Incentive Compensation Plan dated August 30, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2024 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of IMAC Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAC HOLDINGS, INC.

Date: July 1, 2025	By:	/s/ Faith Zaslavsky
Faith Zaslavsky
Chief Executive Officer (Principal Executive Officer)

Date: July 1, 2025	By:	/s/ Sheri Gardzina
Sheri Gardzina
Chief Financial Officer (Principal Financial and Accounting Officer)

