Form 10-Q
period 2025-06-30
IMAC Holdings, Inc.
filed 2025-08-14
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3401 Mallory Lane, Suite 100, Franklin, Tennessee	37067
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BACK	NASDAQ Capital Market

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

As of August 14, 2025, the registrant had 3,784,966 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash	$42,665	$504,189
Accounts receivable, net	-	28,030
Prepaid expenses and other current assets	234,431	152,122
Total current assets	277,096	684,341

Property and equipment, net	800,294	904,680

Total assets	$1,077,390	$1,589,021

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$4,498,691	$2,714,105
Dividends payable	462,809	495,521
Note payable, net	1,926,545	-
Liabilities of discontinued operations	4,015,291	4,017,920
Total current liabilities	10,903,336	7,227,546

Commitment and Contingencies – Note 12

Stockholders’ deficit:
Preferred stock - $0.001 par value, 5,000,000 authorized, 46,047 Preferred stock at June 30, 2025 and 50,502 Preferred stock at December 31, 2024 issued and outstanding.	47	51
Common stock - $0.001 par value, 120,000,000 authorized; 3,784,966 at June 30, 2025 and 2,029,864 at December 31, 2024 issued and outstanding.	1,337	1,168
Additional paid-in capital	59,476,955	59,344,408
Accumulated deficit	(69,304,285)	(64,984,152)
Total stockholders’ deficit	(9,825,946)	(5,638,525)

Total liabilities and stockholders’ deficit	$1,077,390	$1,589,021

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues, net	$-	$15,750	$1,500	$15,750
Cost of revenues	102,328	72,002	205,515	72,002
Gross profit	(102,328)	(56,252)	(204,015)	(56,252)

Operating expenses:

General and administrative	1,869,785	1,345,692	3,956,999	1,754,322
Total operating expenses	1,869,785	1,345,692	3,956,999	1,754,322

Operating loss	(1,972,113)	(1,401,944)	(4,161,014)	(1,810,574)

Other income (expense):
Interest income	-	791	185	995
Interest expense	(148,152)	(11,953)	(159,618)	(52,426)
Total other income (expenses)	(148,152)	(11,162)	(159,433)	(51,431)

Net loss before income taxes	(2,120,265)	(1,413,106)	(4,320,447)	(1,862,005)

Income taxes	-	-	-	-

Net loss from continuing operations	(2,120,265)	(1,413,106)	(4,320,447)	(1,862,005)

Net income (loss) from discontinued operations	-	29,702	314	71,382

Net loss	(2,120,265)	(1,383,404)	(4,320,133)	(1,790,623)

Preferred dividends	(1,243,391)	(648,116)	(2,457,728)	(727,481)

Net loss available to common stockholders	$(3,363,656)	$(2,031,520)	$(6,777,861)	$(2,518,104)

Net loss per share from continuing operations – Basic and diluted	$(0.89)	$(1.74)	$(1.95)	$(2.22)

Income (Loss) per share from discontinued operations – Basic and diluted	$0.00	$0.03	$0.00	$0.06
Net loss per share – Basic and diluted	$(0.89)	$(1.72)	$(1.95)	$(2.16)

Weighted average common shares outstanding
Basic and diluted	3,784,934	1,181,390	3,468,363	1,164,856

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Par	Number of Shares	Par	Paid-In- Capital	Accumulated Deficit	Total
Balance, March 31, 2025	46,047	$47	3,784,934	$1,337	$59,550,174	$(67,184,020)	$(7,632,462)

Dividends declared	-	-	-	-	(1,243,391)	-	(1,243,391)
Capitalized dividends – D, E F & G	-	-	-	-	1,170,172	-	1,170,172
Net loss	-	-	-	-	-	(2,120,265)	(2,120,265)
Balance, June 30, 2025	46,047	$47	3,784,934	$1,337	$59,476,955	$(69,304,285)	$(9,825,946)

	Number of Shares	Par	Number of Shares	Par	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance, March 31, 2024	4,550	5	1,148,321	1,149	55,105,159	(56,345,544)	(1,239,231)
Issuance of preferred stock net of issuance costs	43,462	43	-	-	975,909	-	975,952
Dividends declared					(648,116)	-	(648,116)
Capitalized dividends – D, E & F	-	-	-	-	525,075	-	525,075
Conversion of preferred stock into common shares	(886)	(1)	345,951	1	-	-	-
Net loss	-	-	-	-	-	(1,383,404)	(1,383,404)
Balance, June 30, 2024 (As Restated)	47,126	$47	1,494,272	$1,150	$55,958,027	$(57,728,948)	$(1,769,724)

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Par	Number of Shares	Par	Paid-In- Capital	Accumulated Deficit	Total
Balance, January 31, 2025	50,502	$51	2,029,832	$1,168	$59,344,408	$(64,984,152)	$(5,638,525)

Dividends declared	-	-	-	-	(2,457,728)	-	(2,457,728)
Capitalized dividends – D, E F & G	-	-	-	-	2,312,108	-	2,312,108
Conversion of preferred stock into common shares	(4,455)	(4)	1,425,170	4	178,332	-	178,332
Issuance of common stock for cash	-	-	329,932	165	99,835	-	100,000
Net loss	-	-	-	-	-	(4,320,133)	(4,320,133)
Balance, June 30, 2025	46,047	$47	3,784,934	$1,337	$59,476,955	$(69,304,285)	$(9,825,946)

	Preferred Stock		Common Stock		Additional
	Number		Number		Paid-In-	Accumulated
	of Shares	Par	of Shares	Par	Capital	Deficit	Total
Balance, January 1, 2024	4,550	$5	1,148,321	$1,149	$55,184,524	$(55,938,325)	$(752,647)
Issuance of preferred stock net of issuance costs	43,462	43	-	-	975,909	-	975,952
Dividends declared	-	-	-	-	(727,481)	-	(727,481)
Capitalized dividends – D, E & F	-	-	-	-	525,075	-	525,075
Conversion of preferred stock into common shares	(886)	(1)	345,951	1	-	-	-
Net loss	-	-	-	-	-	(1,790,623)	(1,790,623)
Balance, June 30, 2024 (As Restated)	47,126	$47	1,494,272	$1,150	$55,958,027	$(57,728,948)	$(1,769,724)

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
		(As Restated)
Cash flows from operating activities:
Net loss	$(4,320,133)	$(1,790,623)
Net income (loss) from discontinued operations	314	71,382)
Net loss from continuing operations	(4,320,447)	(1,862,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,386	34,795
Interest expense - OID	159,618	14,444
Changes in operating assets and liabilities:
Accounts receivable	28,030	(15,750)
Prepaid expenses and other current assets	(82,309)	(55,073)
Accounts payable and accrued expenses	1,781,957	882,079
Net cash provided (used) in operating activities from continuing operations	(2,328,765)	(1,001,510)
Net cash provided (used) in operating activities from discontinued operations	314	71,382)
Net cash used in operating activities	(2,328,451)	(930,128)

Cash flows from investing activities:
Note receivable	-	(375,000)
Net cash used in investing activities	-	(375,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	100,000	-
Proceeds from issuance of preferred stock, net of offering costs	-	975,951
Proceeds from notes payable	1,766,927	1,000,000
Payments on finance lease obligation	-	(1,724)
Net cash provided in financing activities	1,866,927	1,974,227

Net increase (decrease) in cash	(461,524)	669,099

Cash, beginning of period	504,189	221,511

Cash, end of period	$42,665	$890,610

Supplemental cash flow information:
Interest paid	$-	$-
Income tax	$-	$-
Non-cash investing and financial activities:
Preferred stock conversion	4	-
Preferred dividends accrued – C-1 & C-2	$145,000	$114,000
Preferred dividends accrued – B-1	$-	$88,000
Preferred dividends accrued converted into C-1 & C-2	$178,000	$218,000
Capitalized dividends – D, E F & G	$2,312,000	$525,000
Settlement of notes receivable in connection with asset purchase agreement	$-	$1,083,000

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on June 30, 2025. The accompanying condensed balance sheet as of December 31, 2024 has been derived from the Company’s audited financial statements.

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

Note 3 – Going Concern Considerations

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

Note 4 – Property and Equipment

Property and equipment consisted of the following at June 30, 2025 and December 31, 2024:

	Estimated Useful Life	June 30, 2025	December 31, 2024

Equipment	5 years	1,044,000	1,044,000

Less: accumulated depreciation		(244,000)	(139,000)

Total property and equipment, net		$800,000	$905,000

Depreciation was approximately $104,000 and $35,000 for the six months ended June 30, 2025 and 2024, and $52,000 and $35,000 for the three months ended June 30, 2025 and 2024, respectively.

Note 5 – Note Payable

Notes payable at June 30, 2025 and December 31, 2024 were comprised of the following:

	Interest rate	Due date	June 30, 2025	December 31, 2024
40% OID promissory note	OID only	November - December, 2025	$2,278,000	$-
10 % OID promissory note	OID only	November, 2025	154,000	-
Total notes payable			2,432,000	-
Less: unamortized debt discounts			(505,000)	-
Notes payable			$1,927,000	$-

During the six months ended June 30, 2025, the Company issued promissory notes (the “Notes”) to certain lenders (the “Lenders”) in the aggregate principal amount of $2,432,000 (the “Principal”), for an aggregate purchase price from the Lenders of $1,767,000.

Note 6 – Shareholders’ Deficit

Preferred stock converted

During the six months ended June 30, 2025, 4,455 shares of preferred stock were converted into 1,425,170 shares of common stock.

Liquidation preference

Liquidation Value

	Preferred Shares Outstanding	Stated Value	Liquidation Preference
Series C-1	2,020	$1,000	$2,578,000
Series C-2	876	$1,000	1,071,000
Series D	14,003	$1,090	17,177,000
Series E	24,172	$1,090	29,650,000
Series F	300	$1,091	368,000
Series G	4,676	$1,038	5,462,000
Total	46,047		$56,306,000

Common stock

On March 26, 2025, the Company’s shareholders approved the Board of Directors’ proposal to increase the number of authorized shares of the Company’s common stock to 120,000,000 shares from 60,000,000 shares.

In the six months ended June 30, 2025, the Company issued 329,932 common shares for cash of $100,000 under its Common Stock Purchase Agreement.

Note 7 – Net Loss Per Share

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

	June 30,
	2025	2024

Common Stock Purchase Warrants	5,905,946	2,928,231
Preferred shares C-1	927,857	1,043,388
Preferred shares C-2	383,860	509,318
Preferred shares D	4,298,245	4,828,637
Preferred shares E	7,419,643	6,721,844
Preferred shares F	98,639	134,043
Preferred shares G	3,169,988	-
Stock options	11,306	1,312
	22,215,484	16,166,773

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Patient revenue, net	$-	$15,750	$1,500	$15,750
Cost of revenues	102,328	72,002	205,515	72,002
Gross profit	(102,328)	(56,252)	(204,015)	(56,252)

Operating expenses:

Employee expense	1,144,984	431,207	1,947,025	581,409
Professional fees	372,074	752,799	1,435,279	910,535
Occupancy	71,569	34,257	137,555	36,334
Insurance	69,091	85,408	139,597	167,248
Other	212,067	42,021	297,543	58,796
Total operating expenses	1,869,785	1,345,692	3,956,999	1,754,322

Operating loss	(1,972,113)	(1,401,944)	(4,161,014)	(1,810,574)

Other income (expense):
Interest income	-	791	185	995
Interest expense	(148,152)	(11,953)	(159,618)	(52,426)
Total other income (expenses)	(148,152)	(11,162)	(159,433)	(51,431)

Income (loss) from continuing operations, net of income taxes	$(2,120,265)	$(1,413,106)	$(4,320,447)	$(1,862,005)

Note 10 - Subsequent Events

Issuance of promissory notes

The Company issued promissory notes (the “Q3 2025 Notes”) to certain lenders in the aggregate principal amount of $1.2 million, for an aggregate purchase price from the Lenders of $0.9 million. The Q3 2025 Notes are unsecured and mature on the earlier of (i) the date of consummation of any offering or offerings, individually or in the aggregate, of securities with gross proceeds of at least $1,000,000, and (ii) December 24, 2025.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition as of June 30, 2025 and 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

For the three months ended June 30, 2025, the Company had:

●	$0 in net revenue; and
●	net loss of $2.1 million comprised of ($2.1 million) from our continuing operations and $0 from our discontinued operations.

For the six months ended June 30, 2025, the Company had:

●	$0.002 million in net revenue;
●	net loss of $4.3 million comprised of ($4.3 million) from our continuing operations and $0 from our discontinued operations; and
●	legal fees of $0.6 million in legal fees.

Matters that May or Are Currently Affecting Our Business

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	Our ability to obtain additional financing for the projected costs associated with the growth of our recently acquired laboratory; and
●	Our ability to attract competent, skilled laboratory and sales personnel for our operations at acceptable prices to manage our overhead.

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

Results of Operations for the Three and Six Months Ended June 30, 2025 Compared to the Three and Six Months Ended June 30, 2024

Cost of Revenues

Cost of revenues consisted of laboratory supplies of $0.05 million and depreciation expense of $0.05 million for the three months ended June 30, 2025, as compared to laboratory supplies of $0.04 million and depreciation expense of $0.04 million for the three months ended June 30, 2024. The increase in expenses is directly attributable to costs incurred in the operation of the laboratory that was acquired in May 2024.

Cost of revenues consisted of laboratory supplies of $0.1 million and depreciation expense of $0.1 million for the six months ended June 30, 2025, as compared to laboratory supplies of $0.04 million and depreciation expense of $0.04 million for the six months ended June 30, 2024. The increase in expenses is directly attributable to costs incurred in the operation of the laboratory that was acquired in May 2024.

Operating expenses

Operating expenses were $1.9 million for the three months ended June 30, 2025, as compared to $1.3 million for the three months ended June 30, 2024. They consisted of $1.1 million for salaries and benefits, $0.1 million in legal fees, $0.3 million in professional fees and consulting, $0.1 million in insurance, $0.1 million for occupancy and $0.2 million for other expenses for the three months ended June 30, 2025 and $0.4 million for salaries and benefits, $0.4 million in legal fees, $0.4 million in professional fees and consulting, $0.1 million in insurance, $0.03 for occupancy and $0.04 million for other expenses for the three months ended June 20, 2024. The increase in expenses is directly attributable to costs incurred in the operation of the laboratory that was acquired in May 2024.

Operating expenses were $4.0 million for the six months ended June 30, 2025, as compared to $1.8 million for the six months ended June 30, 2024. They consisted of $1.9 million for salaries and benefits, $0.6 million in legal fees, $0.8 million in professional fees and consulting, $0.1 million in insurance, $0.1 million for occupancy and $0.3 million for other expenses for the six months ended June 30, 2025 and $0.6 million for salaries and benefits, $0.4 million in legal fees, $0.5 million in professional fees and consulting, $0.2 million in insurance, $0.04 million for occupancy and $0.06 million for other expenses for the six months ended June 30, 2024. The increase in expenses is directly attributable to costs incurred in the operation of the laboratory that was acquired in May 2024.

Other expenses

Other expenses consisted of interest expense of $0.1 million and $0.01 million for the three months ended June 30, 2025 and 2024, respectively.

Other expenses consisted of interest expense of $0.2 million and $0.05 million for the six months ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of June 30, 2025, we had $0.04 million in cash and a working capital deficit of $(10.6) million. As of December 31, 2024, we had cash of $0.5 million and working capital of $(6.5) million. The decrease in working capital was primarily due to a $1.8 million increase in accounts payable and an increase of $1.8 million in notes payable.

As of June 30, 2025, we had approximately $10.9 million in current liabilities. Approximately $4.5 million of our current liabilities outstanding were to our vendors, $0.5 million were dividends payable to our preferred shareholders, $1.9 were notes payable and $4.0 million for liabilities of discontinued operations. Of the discontinued operations liabilities, $2.7 million relates to the reserve for the Medicare audit and $0.5 million are for operating leases.

As of June 30, 2025, we had an accumulated deficit of $69.3 million. We anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Our management team has determined that our financial condition raises substantial doubt as to our ability to continue as a going concern.

Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payers.

During the six months ended June 30, 2025, net cash used in operations increased to $2.3 million compared to $0.9 million for the six months ended June 30, 2024. This decrease was primarily attributable to our increase in accounts payable.

Net cash provided by financing activities during the six months ended June 30, 2025 was $1.9 million, which was primarily proceeds from the sale of common stock and issuance of promissory notes. Net cash provided by financing activities during the six months ended June 30, 2024 was $2.0 million.

Impact of Inflation

We believe that inflation had a material impact on our results of operations for the six months ended June 30, 2025. Inflation was evident in staffing and supply costs related to the delivery of patient care. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2025.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of IMAC Holdings, Inc., as amended to date (filed as Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on January 17, 2025 and incorporated herein by reference).

3.2	Bylaws of IMAC Holdings, Inc. as amended (filed as Exhibit 3.2 to the Company’s Form 10-K/A filed with the SEC on June 30, 2025 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 17, 2018 and incorporated herein by reference).

4.2	Form of Exchange Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024 and incorporated herein by reference).

4.3	Form of PIPE Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024 and incorporated herein by reference).

4.4	Form of Placement Agent Warrant (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024 and incorporated herein by reference).

4.5	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC May 16, 2024 and incorporated herein by reference).

4.6	Form of Promissory Note dated June 18, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2024 and incorporated herein by reference).

10.1	Credit Agreement dated as of April 11, 2024 between IMAC Holdings, Inc. and Theralink Technologies, Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024 and incorporated herein by reference).

10.2	Security and Pledge Agreement dated as of April 12, 2024 made by Theralink Technologies, Inc. and each of its subsidiaries party thereto as Grantors, in favor of IMAC Holdings, Inc. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2024 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of IMAC Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAC HOLDINGS, INC.

Date: August 14, 2025	By:	/s/ Faith Zaslavsky
Faith Zaslavsky
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Sheri Gardzina
Sheri Gardzina
Chief Financial Officer (Principal Financial and Accounting Officer)

