Form 10-Q
period 2025-09-30
IMAC Holdings, Inc.
filed 2025-12-17
CIK 1729944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-38797

IMAC Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0784691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3401 Mallory Lane, Suite 100, Franklin, Tennessee	37067
(Address of Principal Executive Offices)	(Zip Code)

(844) 266-4622

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BACK	OTC Markets OTCQB

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

As of December 16, 2025, the registrant had 3,784,966 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
		(As Restated)
ASSETS
Current assets:
Cash	$45,054	$504,189
Accounts receivable, net	-	28,030
Prepaid expenses and other current assets	265,001	152,122
Total current assets	310,055	684,341

Property and equipment, net	-	904,680

Total assets	$310,055	$1,589,021

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$4,913,914	$2,714,105
Dividends payable	535,210	495,521
Note payable, net	3,828,599	-
Liabilities of discontinued operations	4,009,212	4,017,920
Total current liabilities	13,286,935	7,227,546

Commitment and Contingencies – Note 12

Stockholders’ deficit:
Preferred stock - $0.001 par value, 5,000,000 authorized, 46,047 Preferred stock at September 30, 2025 and 50,502 Preferred stock at December 31, 2024 issued and outstanding.	47	51
Common stock - $0.001 par value, 120,000,000 authorized; 3,784,966 at September 30, 2025 and 2,029,864 at December 31, 2024 issued and outstanding.	1,337	1,168
Additional paid-in capital	59,404,554	59,344,408
Accumulated deficit	(72,382,818)	(64,984,152)
Total stockholders’ deficit	(12,976,880)	(5,638,525)

Total liabilities and stockholders’ deficit	$310,055	$1,589,021

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
		(As Restated)		(As Restated)
Revenues, net	$21,223	$56,300	$22,723	$72,050
Cost of revenues	123,877	122,077	329,392	194,079
Gross profit	(102,654)	(65,777)	(306,669)	(122,029)

Operating expenses:

General and administrative	1,750,844	1,930,314	5,707,843	3,684,636
Loss on impairment	748,101	-	748,101	-
Total operating expenses	2,498,945	1,930,314	6,455,944	3,684,636

Operating loss	(2,601,599)	(1,996,091)	(6,762,613)	(3,806,665)

Other income (expense):
Interest income	39	1,453	224	2,448
Interest expense	(466,599)	(106,636)	(626,217)	(159,062)
Total other income (expenses)	(466,560)	(105,183)	(625,993)	(156,614)

Net loss before income taxes	(3,068,159)	(2,101,274)	(7,388,606)	(3,963,279)

Income taxes	-	-	-	-

Net loss from continuing operations	(3,068,159)	(2,101,274)	(7,388,606)	(3,963,279)

Net loss from discontinued operations	(10,374)	(103,374)	(10,060)	(31,992)

Net loss	(3,078,533)	(2,204,648)	(7,398,666)	(3,995,271)

Preferred dividends	(1,271,828)	(1,158,777)	(3,729,555)	(1,886,258)

Net loss available to common stockholders	$(4,350,361)	$(3,363,425)	$(11,128,221)	$(5,881,529)

Net loss per share from continuing operations available to common stockholders– Basic and diluted	$(1.15)	$(1.71)	$(3.11)	$(4.14)

Loss per share from discontinued operations – Basic and diluted	$0.00	$(0.05)	$0.00	$(0.02)
Net loss per share – Basic and diluted	$(1.15)	$(1.76)	$(3.11)	$(4.16)

Weighted average common shares outstanding
Basic and diluted	3,784,934	1,909,588	3,575,047	1,414,912

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Par	Number of Shares	Par	Paid-In- Capital	Accumulated Deficit	Total
Balance, June 30, 2025	46,047	$47	3,784,934	$1,337	$59,476,955	$(69,304,285)	$(9,825,946)

Dividends declared	-	-	-	-	(1,271,828)	-	(1,271,828)
Capitalized dividends – D, E F & G	-	-	-	-	1,199,427	-	1,199,427
Net loss	-	-	-	-	-	(3,078,533)	(3,078,533)
Balance, September 30, 2025	46,047	$47	3,784,934	$1,337	$59,404,554	$(72,382,818)	$(12,976,880)

	Number of Shares	Par	Number of Shares	Par	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance, June 30, 2024	47,126	47	1,494,272	1,150	55,958,027	(57,728,948)	(1,769,724)

Dividends declared					(1,158,777)	-	(1,158,777)
Capitalized dividends – D, E & F	-	-	-	-	1,062,777	-	1,062,777
Conversion of Series C-1 preferred stock into common shares	(1,300)	(1)	518,895	1	28,886	-	28,886
Share based compensation expense	-	-	-	-	3,562	-	3,562
Net loss	-	-	-	-	-	(2,204,648)	(2,204,648)
Balance, September 30, 2024 (As Restated)	45,826	$46	2,013,167	$1,151	$55,894,475	$(59,933,596)	$(4,037,924)

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Par	Number of Shares	Par	Paid-In- Capital	Accumulated Deficit	Total
Balance, January 31, 2025	50,502	$51	2,029,832	$1,168	$59,344,408	$(64,984,152)	$(5,638,525)

Dividends declared	-	-	-	-	(3,729,556)	-	(3,729,556)
Capitalized dividends – D, E F & G	-	-	-	-	3,511,535	-	3,511,535
Conversion of preferred stock into common shares	(4,455)	(4)	1,425,170	4	178,332	-	178,332
Issuance of common stock for cash	-	-	329,932	165	99,835	-	100,000
Net loss	-	-	-	-	-	(7,398,666)	(7,398,666)
Balance, September 30, 2025	46,047	$47	3,784,934	$1,337	$59,404,554	$(72,382,818)	$(12,976,880)

	Preferred Stock		Common Stock		Additional
	Number		Number		Paid-In-	Accumulated
	of Shares	Par	of Shares	Par	Capital	Deficit	Total
Balance, January 1, 2024	4,550	$5	1,148,321	$1,149	$55,184,524	$(55,938,325)	$(752,647)

Issuance of preferred stock net of issuance costs	43,462	43	-	-	975,908	-	975,951
Dividends declared	-	-	-	-	(1,886,257)	-	(1,886,257)
Capitalized dividends – D, E & F	-	-	-	-	1,587,852	-	1,587,852
Conversion of Series C-1 preferred stock into common shares	(2,186)	(2)	864,846	2	28,886	-	28,886
Share based compensation expense	-	-	-	-	3,562	-	3,562
Net loss	-	-	-	-	-	(3,995,271)	(3,995,271)
Balance, September 30, 2024 (As Restated)	45,826	$46	2,013,167	$1,151	$55,894,475	$(59,933,596)	$(4,037,924)

See accompanying notes to unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
		(As Restated)
Cash flows from operating activities:
Net loss	$(7,398,666)	$(3,995,271)
Net income (loss) from discontinued operations	(10,060)	(31,992)
Net loss from continuing operations	(7,388,606)	(3,963,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,579	86,988
Interest expense - OID	625,546	121,080
Share based compensation, net	-	3,562
Loss on impairment of property and equipment	748,101	-
Changes in operating assets and liabilities:
Accounts receivable	28,030	(41,700)
Prepaid expenses and other current assets	(112,879)	(115,584)
Accounts payable and accrued expenses	2,191,101	1,915,698
Net cash used in operating activities from continuing operations	(3,752,128)	(1,993,235)
Net cash used in operating activities from discontinued operations	(10,060)	(31,992)
Net cash used in operating activities	(3,762,188)	(2,025,227)

Cash flows from investing activities:
Note receivable	-	(375,000)
Net cash used in investing activities	-	(375,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	100,000	-
Proceeds from issuance of preferred stock, net of offering costs	-	975,951
Proceeds from notes payable	3,203,053	1,400,000
Payments on finance lease obligation	-	(1,724)
Net cash provided in financing activities	3,303,053	2,374,227

Net decrease in cash	(459,135)	(26,000)

Cash, beginning of period	504,189	221,511

Cash, end of period	$45,054	$195,511

Supplemental cash flow information:
Non-cash investing and financial activities:
Preferred stock conversion	4	2
Converted accrued C-1 dividends	-	29,000
Preferred dividends accrued – C-1 & C-2	$217,000	$210,000
Preferred dividends accrued – B-1	$-	$88,000
Preferred dividends accrued converted into C-1 & C-2	$(178,000)	$(218,000)
Capitalized dividends – D, E F & G	$3,512,000	$1,588,000
Settlement of notes receivable in connection with asset purchase agreement	$-	$1,083,000

See accompanying notes to the unaudited condensed consolidated financial statements.

IMAC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on June 30, 2025. The accompanying condensed balance sheet as of December 31, 2024 has been derived from the Company’s audited financial statements.

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

Recently Issued Accounting Standards

On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective annual reporting period beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures.

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

Note 4 – Property and Equipment

Property and equipment consisted of the following at September 30, 2025 and December 31, 2024:

	Estimated Useful Life	September 30, 2025	December 31, 2024

Equipment	5 years	1,044,000	1,044,000

Less: accumulated depreciation and impairment		(1,044,000)	(139,000)

Total property and equipment, net		$-	$905,000

Depreciation was approximately $157,000 and $87,000 for the nine months ended September 30, 2025 and 2024, and $52,000 and $52,000 for the three months ended September 30, 2025 and 2024, respectively.

During the three months ended September 30, 2025, the Company recognized an impairment loss of $748,000 on the laboratory equipment that was acquired May 2024 from Theralink Technologies, Inc. This impairment was triggered by a revenue shortfall that resulted in minimal cash flows generated from the use of the laboratory equipment. The net revenue for the nine months ended September 30, 2025 was approximately $23,000. The carrying amount of the laboratory equipment was $748,000 and it was determined that the fair value was $0. The impairment loss was measured as the difference between the carrying amount of the asset group and its estimated fair value.

Note 5 – Note Payable

Notes payable at September 30, 2025 and December 31, 2024 were comprised of the following:

	Interest rate	Due date	September 30, 2025	December 31, 2024
40% OID promissory note	OID only	November - December, 2025	$4,288,000	$-
10 % OID promissory note	OID only	November, 2025	154,000	-
Total notes payable			4,442,000	-
Less: unamortized debt discounts			(614,000)	-
Notes payable			$3,828,000	$-

During the nine months ended September 30, 2025, the Company issued promissory notes (the “Notes”) to certain lenders (the “Lenders”) in the aggregate principal amount of $4,442,000 (the “Principal”), for an aggregate purchase price from the Lenders of $3,203,000.

Notes of $0.5 million have not been paid as of the maturity date of November 14, 2025.

Note 6 – Shareholders’ Deficit

Preferred stock converted

During the nine months ended September 30, 2025, 4,455 shares of preferred stock were converted into 1,425,170 shares of common stock.

Liquidation preference

Liquidation Value

	Preferred Shares Outstanding	Stated Value	Liquidation Preference
Series C-1	2,020	$1,000	$2,628,000
Series C-2	876	$1,000	1,093,000
Series D	14,003	$1,118	17,606,000
Series E	24,172	$1,118	30,392,000
Series F	300	$1,118	377,000
Series G	4,676	$1,064	5,599,000
Total	46,047		$57,695,000

Common stock

On March 26, 2025, the Company’s shareholders approved the Board of Directors’ proposal to increase the number of authorized shares of the Company’s common stock to 120,000,000 shares from 60,000,000 shares.

In the nine months ended September 30, 2025, the Company issued 329,932 common shares for cash of $100,000 under its Common Stock Purchase Agreement.

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

	September 30,
	2025	2024

Common Stock Purchase Warrants	5,905,946	2,928,231
Preferred shares C-1	947,576	1,075,532
Preferred shares C-2	392,411	535,248
Preferred shares D	4,405,703	5,074,462
Preferred shares E	7,605,141	7,064,049
Preferred shares F	101,105	140,867
Preferred shares G	3,249,237	-
Stock options	11,306	11,312
	22,618,425	16,829,701

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

November 17, 2025, the case was remanded back to the Medicare Appeals Council for a ruling on the merits.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Patient revenue, net	$21,223	$56,300	$22,723	$72,050
Cost of revenues	123,877	122,077	329,392	194,079
Gross profit	(102,654)	(65,777)	(306,669)	(122,029)

Operating expenses:

Employee expense	1,153,316	564,719	3,100,341	1,146,128
Professional fees	421,462	1,195,633	1,856,741	2,106,168
Occupancy	74,680	56,470	212,235	92,804
Insurance	69,527	72,094	209,124	239,342
Loss on impairment of property and equipment	748,101	-	748,101	-
Other	31,859	41,398	329,402	100,194
Total operating expenses	2,498,945	1,930,314	6,455,944	3,684,636

Operating loss	(2,601,599)	(1,996,091)	(6,762,613)	(3,806,665)

Other income (expense):
Interest income	39	1,453	224	2,448
Interest expense	(466,599)	(106,636)	(626,217)	(159,062)
Total other income (expenses)	(466,560)	(105,183)	(625,993)	(156,614)

Income (loss) from continuing operations, net of income taxes	$(3,068,159)	$(2,101,274)	$(7,388,606)	$(3,963,279)

Note 10 – Related Party

The Company contracts with a Board member to provide consulting services for $81,000 per quarter. This contract was terminated September 15, 2025.

Note 11 - Subsequent Events

Issuance of promissory notes

The Company issued promissory notes (the “Q4 2025 Notes”) to certain lenders in the aggregate principal amount of $0.5 million, for an aggregate purchase price from the Lenders of $0.3 million. The Q4 2025 Notes are unsecured and mature on the earlier of (i) the date of consummation of any offering or offerings, individually or in the aggregate, of securities with gross proceeds of at least $1,000,000, and (ii) December 24, 2025.

The Company issued a promissory note (the “Q4 new Note”) to certain lenders in the aggregate principal amount of $0.2 million for an aggregate purchase price from the Lenders of $0.2 million. The Q4 new Note is secured by a Guaranty, Security and Pledge Agreement

The Company issued promissory notes (the “Q4 new Notes 2”) to certain lenders in the aggregate principal amount of $0.5 million for an aggregate purchase price from the Lenders of $0.4 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition as of September 30, 2025 and 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

For the three months ended September 30, 2025, the Company had:

●	$0.02 million in net revenue
●	net loss of $3.1 million comprised of ($3.1 million) from our continuing operations and $0.01 million from our discontinued operations; and
●	one-time expense of $0.75 million in impairment loss related to the write-off of property and equipment.

For the nine months ended September 30, 2025, the Company had:

●	$0.02 million in net revenue;
●	net loss of $7.4 million comprised of ($7.4 million) from our continuing operations and $0.01 million from our discontinued operations;
●	one-time expense of $0.75 million in impairment loss related to the write-off of property and equipment; and
●	legal fees of $0.6 million in legal fees.

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

Results of Operations for the Three and Nine Months Ended September 30, 2025 Compared to the Three and Nine Months Ended September 30, 2024

Cost of Revenues

Cost of revenues consisted of laboratory supplies of $0.07 million and depreciation expense of $0.05 million for the three months ended September 30, 2025, as compared to laboratory supplies of $0.07 million and depreciation expense of $0.05 million for the three months ended September 30, 2024. The increase in expenses is directly attributable to costs incurred in the operation of the laboratory that was acquired in May 2024.

Cost of revenues consisted of laboratory supplies of $0.2 million and depreciation expense of $0.2 million for the nine months ended September 30, 2025, as compared to laboratory supplies of $0.1 million and depreciation expense of $0.09 million for the nine months ended September 30, 2024. The increase in expenses is directly attributable to costs incurred in the operation of the laboratory that was acquired in May 2024.

Operating expenses

Operating expenses were $2.5 million for the three months ended September 30, 2025, as compared to $1.9 million for the three months ended September 30, 2024. They consisted of $1.2 million for salaries and benefits, $0.7 million in loss on impairment of property and equipment, $0.02 million in legal fees, $0.4 million in professional fees and consulting, $0.1 million in insurance, $0.1 million for occupancy and $0.03 million for other expenses for the three months ended September 30, 2025 and $0.6 million for salaries and benefits, $0.4 million in legal fees, $0.8 million in professional fees and consulting, $0.1 million in insurance, $0.1 for occupancy and $0.04 million for other expenses for the three months ended September 20, 2024. The increase in expenses is directly attributable to costs incurred in the operation of the laboratory that was acquired in May 2024.

Operating expenses were $6.4 million for the nine months ended September 30, 2025, as compared to $3.7 million for the nine months ended September 30, 2024. They consisted of $3.1 million for salaries and benefits, $0.7 million in loss on impairment of property and equipment, $0.6 million in legal fees, $1.2 million in professional fees and consulting, $0.2 million in insurance, $0.2 million for occupancy and $0.3 million for other expenses for the nine months ended September 30, 2025 and $1.1 million for salaries and benefits, $0.9 million in legal fees, $1.3 million in professional fees and consulting, $0.2 million in insurance, $0.1 million for occupancy and $0.1 million for other expenses for the nine months ended September 30, 2024. The increase in expenses is directly attributable to costs incurred in the operation of the laboratory that was acquired in May 2024.

Other expenses

Other expenses consisted of interest expense of $0.5 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively.

Other expenses consisted of interest expense of $0.6 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of September 30, 2025, we had $0.05 million in cash and a working capital deficit of $(13.0) million. As of December 31, 2024, we had cash of $0.5 million and working capital of $(6.5) million. The decrease in working capital was primarily due to a $2.2 million increase in accounts payable and an increase of $3.8 million in notes payable.

The Company estimates its capital needs for the next 12 months to be approximately $5.0 million consisting of $0.7 million for laboratory supplies and licenses, $0.3 million for rent and utilities, $0.4 million for insurance and $3.6 million for employees and related expenses and contractors. Over the next 5 years, the Company estimates its capital needs to be approximately $87 million with $77 million coming from cash flow from operations and $10 million from outside resources. The capital needs consists of $22.4 million for laboratory supplies and licenses, $1.2 million for rent and utilities, $2.6 million for insurance and $33.0 million for employees and related expenses and contractors.

As of September 30, 2025, we had approximately $13.3 million in current liabilities. Approximately $4.9 million of our current liabilities outstanding were to our vendors, $0.5 million were dividends payable to our preferred shareholders, $3.8 were notes payable and $4.0 million for liabilities of discontinued operations. Of the discontinued operations liabilities, $2.7 million relates to the reserve for the Medicare audit and $0.5 million are for operating leases.

As of September 30, 2025, we had an accumulated deficit of $72.4 million. We anticipate that we will need to raise additional capital to fund future operations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development or acquisition activity. Failure to receive additional funding could also cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. Our management team has determined that our financial condition raises substantial doubt as to our ability to continue as a going concern.

Cash Flows

The primary source of our operating cash flow is the collection of accounts receivable from patients, private insurance companies, government programs, self-insured employers and other payers.

During the nine months ended September 30, 2025, net cash used in operations increased to $3.8 million compared to $2.0 million for the nine months ended September 30, 2024. This increase was primarily attributable to our increase in accounts payable of $2.2 million and the loss on impairment of $0.7 million.

Net cash provided by financing activities during the nine months ended September 30, 2025 was $3.3 million, which was primarily proceeds from the sale of common stock and issuance of promissory notes. Net cash provided by financing activities during the nine months ended September 30, 2024 was $2.4 million.

Impact of Inflation

We believe that inflation had a material impact on our results of operations for the nine months ended September 30, 2025. Inflation was evident in staffing and supply costs related to the delivery of patient care. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2025. The material weaknesses are as follows:

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2025.

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

IMAC HOLDINGS, INC.

Date: December 17, 2025	By:	/s/ Faith Zaslavsky
Faith Zaslavsky
Chief Executive Officer (Principal Executive Officer)

Date: December 17, 2025	By:	/s/ Sheri Gardzina
Sheri Gardzina
Chief Financial Officer (Principal Financial and Accounting Officer)

